Form 10-Q
period 2008-04-30
J-KAN, INC.
filed 2008-07-14
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-140567

J-KAN, INC.
(Exact name of small business issuer as specified in its charter)

ARKANSAS	71-0822436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

1823 Phoenix Avenue Ft. Smith, Arkansas 72903
(Address of Principal Executive Offices)

(479) 461-6810
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .   Yes  ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2008: 1,686,000

Quick Links to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion And Analysis Or Plan Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls And Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Shares Of Equity Securities And Use Of Proceeds

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Quick Links to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of J-Kan, Inc.:

We have reviewed the accompanying balance sheet of J-Kan, Inc. and subsidiary as of April 30, 2008 and the related statements of operations and cash flows for the three-month and nine-month periods ended April 30, 2008 and April 30, 2007. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

July 11, 2008

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	APRIL 30,	JULY 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 40,505	$24,691
Accounts receivable	13,085	11,425
Inventory	9,135	8,950
Prepaid excise taxes	832	832
Prepaid income taxes	11,304	11,304

Total Current Assets	74,861	57,202

PROPERTY AND EQUIPMENT
Vehicles	111,140	111,140
Storage buildings	1,589	1,589
Equipment	105,568	105,568
Furniture and fixtures	8,550	8,550
Signs	12,110	12,110
Leasehold improvements	27,889	27,889

	266,846	266,846
Less accumulated depreciation	182,869	159,077

	83,977	107,769

OTHER ASSETS
Deposits and memberships	3,281	3,281
Accounts receivable - stockholder	16,283	21,160

	19,564	24,441

Total Assets	$178,402	$ 189,412

See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Continued)

	APRIL 30,	JULY 31,
	2008	2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 42,326	$18,334
Accounts payable	11,116	63,051
Accrued payroll	23,818	16,809
Accrued payroll taxes withheld and payable	10,123	5,260
Accrued expenses	46,000	24,392

Total Current Liabilities	133,383	127,846

LONG-TERM LIABILITIES
Long-term debt	1,778	7,035
Note payable - stockholder	19,500	19,500
Deferred income taxes	3,000	7,000

Total Long-Term Liabilities	24,278	33,535

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
authorized 100,000,000 shares; issued
and outstanding 1,686,000 shares	843	843
Retained earnings	19,898	27,188

Total Stockholders' Equity	20,741	28,031

Total Liabilities and
Stockholders' Equity	$178,402	$ 189,412

See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Statement of Operations

(UNAUDITED)

	Three Months Ended 4/30/2008	Three Months Ended 4/30/2007	Nine Months Ended 4/30/2008	Nine Months Ended 4/30/2007
REVENUE	$ 282,210	$ 265,014	$ 822,270	$ 813,682

OPERATING EXPENSES
Advertising	4,832	3,347	11,515	6,725
Automobile	4,120	(1,233)	8,561	5,890
Bad debt expense	1,450	-	1,450	-
Bank charges	5,013	3,831	14,215	11,882
Continuing education	4,999	-	4,999	524
Contract labor	247	60	1,112	720
Contributions	1,000	1,000	1,000	2,000
Depreciation	7,931	9,373	23,792	31,023
Dues and subscriptions	1,111	402	2,492	547
Insurance, general	11,920	5,521	13,292	15,497
Insurance, health	4,434	8,647	18,288	24,306
Insurance, life	1,850	1,850	5,550	5,550
Laundry, linen and uniforms	1,585	876	5,446	2,934
Legal and accounting	3,220	11,269	19,190	83,729
Miscellaneous	(40)	(1,943)	555	(1,089)
Payroll taxes	6,882	5,615	18,309	16,053
Postage	74	194	267	325
Purchases	114,090	87,544	361,380	284,633
Rent	12,340	8,733	38,514	39,271
Repairs and maintenance	1,701	7,094	8,084	13,976
Salaries	76,273	66,238	207,304	189,713
Security	231	225	692	571
Supplies	4,313	2,871	13,959	10,488
Taxes and licenses	6,402	(1,533)	4,284	3,073
Telephone	3,640	4,156	11,299	11,181
Travel and entertainment	8,691	1,619	10,655	3,255
Utilities	8,974	8,977	25,901	28,703
	297,283	234,733	832,105	791,480

INCOME (LOSS) FROM OPERATIONS	(15,073)	30,281	(9,835)	22,202

OTHER INCOME (EXPENSE)
Interest income	126	-	126	-
Interest expense	(495)	(531)	(1,581)	(2,051)
	(369)	(531)	(1,455)	(2,051)

INCOME (LOSS) BEFORE BENEFIT
(PROVISION)FOR INCOME TAXES	(15,442)	29,750	(11,290)	20,151

BENEFIT (PROVISION) FOR INCOME TAXES	4,000	(1,000)	4,000	3,000

NET INCOME (LOSS)	$ (11,442)	$28,750	$ (7,290)	$23,151

NET INCOME (LOSS) PER SHARE	(0.01)	0.02	(0.00)	0.02

WEIGHTED AVERAGE SHARES OUTSTANDING	1,686,000	1,686,000	1,686,000	1,371,436

See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

 (UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	4/30/2008	4/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (7,290)	$ 23,151
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	23,792	31,023
(Gain) on disposal of assets	-	(12,681)
Deferred income taxes	(4,000)	(3,000)
Changes in:
Accounts receivable	(1,660)	1,092
Inventory	(185)	(110)
Prepaid income taxes	-	(8,412)
Accounts payable	(51,935)	22,895
Income taxes payable	-	(10,205)
Accrued payroll	7,009	5,683
Accrued payroll taxes withheld and payable	4,863	(8,084)
Accrued expenses	21,608	(9,428)

Total adjustments	(508)	8,773

Net Cash From (Used For) Operating Activities	(7,798)	31,924

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(22,986)
Proceeds from sale of property and equipment	-	30,059

Net Cash From Investing Activities	-	7,073

CASH FLOWS FROM FINANCING ACTIVITIES
Change in accounts receivable - stockholder	4,877	982
Issuance of common stock	-	343
Principal payments on long-term debt	(15,915)	(25,008)
Proceeds from issuance of long-term debt	34,650	-

Net Cash From (Used For) Financing Activities	23,612	(23,683)

NET CHANGE IN CASH AND CASH EQUIVALENTS
	15,814	15,314
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	24,691	6,943

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 40,505	$ 22,257

SUPPLEMENTAL DISCLOSURE
Interest Paid	1,581	2,051
Income Tax Paid	-	18,617

 See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

J-Kan, Inc. (the Company) was incorporated on September 4, 1998 in Arkansas.  Neel’s Food Services, Inc., a wholly owned subsidiary, operates as Jerry Neel’s BBQ Restaurants.  The Company’s operations are in Fort Smith, Arkansas and the surrounding areas.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  Revenues, net of sales tax, are recognized in the period in which they are earned.  Expenses are recognized in the period in which they are incurred.

Property and Equipment

Property and equipment is stated at cost.  Depreciation of property and equipment is computed on the straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one and one half years.  At April 30, 2008 and July 31, 2007, the Company had fully depreciated assets still in service with an approximate cost of $101,644 and $88,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  At April 30, 2007 and July 31, 2007, inventory consisted of food, beverage, and paper goods.

Deferred Income Taxes

Deferred income taxes are calculated for certain transactions and events because of differing treatments under accounting principles generally accepted in the United States of America and the currently enacted tax laws of the Federal and state governments.  The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets.  See Note 3 for further details.

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the nine month periods ended April 30, 2008 and 2007, the Company had no cash equivalents.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

 (Continued)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Advertising and Promotions

The Company follows the policy of charging advertising and promotions to expense as incurred.

SFAS No. 144

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Accounts Receivable

The Company considers accounts receivable to be fully collectible.  Accordingly, no allowance for doubtful accounts is deemed necessary.  If accounts become uncollectible, they will be charged to operations when that determination is made.  Determination of uncollectibility is made by management based on knowledge of individual customers and consideration of such factors as current economic conditions.  Credit extended to customers is generally uncollateralized.  Past-due status is based on contractual terms.  Past-due accounts are not charged interest.

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding. The net income (loss) per share of common stock was $(0.004) and $0.017, respectively, for the nine months ended April 30, 2008 and 2007 based on the weighted average of outstanding common stock of 1,686,000 and 1,371,436 shares, respectively. The net income (loss) per share of common stock was $(0.007) and $0.017, respectively, for the three months ended April 30, 2008 and 2007 based on the weighted average of outstanding common stock of 1,686,000 for each period.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

 (Continued)

NOTE 2:  RELATED PARTY TRANSACTIONS

At April 30, 2008 and July 31, 2007, the Company had a note payable of $19,500 to the stockholder.  This note is unsecured, non-interest bearing, and no formal repayment arrangements have been established with the stockholder.  Repayment of the note is not anticipated within the current period.

At April 30, 2008 and July 31, 2007, the Company had a receivable from a stockholder of $16,183 and $21,160, respectively.  This receivable is unsecured, non-interest bearing, and no repayment terms have been established.

The Company leases a building from a stockholder under an operating lease. The lease requires monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003. The Company is required to pay all executory costs such as property taxes, maintenance, and insurance on the property under lease. Rent paid to a related party amounted to $36,000 for each of the nine months ended April 30, 2008 and 2007. Rent paid to a related party amounted to $12,000 for each of the three months ended April 30, 2008 and 2007. Rent payable to a related party at  and July 31, 2007 amounted to $46,000 and $10,000, respectively.

At April 30, 2008, the minimum lease payments under the terms of the lease agreement were as follows:

Period ending April 30,

2009

$

48,000

2010

24,000

At April 30, 2008 and July 31, 2007, one shareholder owned approximately 100% of the Company’s outstanding common stock and had the effective power to control the vote on substantially all significant matters without the approval of the other stockholders.

NOTE 3:  INCOME TAXES

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of April 30, 2008 and July 31, 2007.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

 (Continued)

NOTE 3:  INCOME TAXES - CONTINUED

The benefit (provision) for income taxes consists of the following:

Three Months

Three Months

Nine Months

Nine Months

Ended

Ended

Ended

Ended

April 30, 2008

April 30, 2007

April 30, 2008

April 30, 2007

Deferred taxes

$

 4,000

$

(1,000)

$

4,000

$

3,000

The net deferred tax amounts included in the accompanying Consolidated Balance Sheets include the following:

  April 30,

 July 31,

2008

2007

Deferred tax liability – noncurrent

$

(3,000)

$

(7,000)

The deferred tax liability results from the use of accelerated methods of depreciation of property and equipment for tax purposes.

The benefit (provision) for income taxes differs from that computed by applying Federal statutory rates to income before benefit (provision) for income taxes because of the effects of graduated tax rates, state income taxes, and nondeductible expenses.

No income taxes were paid during the three months and nine months ended April 30, 2008. Income taxes paid during each of the three months and nine months ended April 30, 2007 amounted to $2,804 and $18,617, respectively.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

 (Continued)

NOTE 4:  LONG-TERM DEBT

   April 30,

 July 31,

Long-term debt consists of:

2008

2007

Notes payable to related parties, uncollateralized,

due in annual installments

$

21,723

$

3,223

2.9% note payable to GMAC, collateralized

by automobile, due in monthly installments

of $596, including interest

8,762

13,869

8.96% note payable to bank, collateralized

by automobile, due in monthly installments

of $1,416, including interest

-

8,277

8.5% note payable to bank, collateralized by

automobile, due in monthly installments of

$750, including interest

13,619

-

44,104

25,369

 Less current portion

42,326

18,334

$

1,778

$

7,035

Long-term debt maturities are as follows:

Period ending April 30,

2008

$

42,326

2009

1,778

Interest paid during the nine months ended April 30, 2008 and 2007 amounted to $1,581 and $2,051, respectively. Interest paid during the three months ended April 30, 2008 and 2007 amounted to $495 and $531, respectively.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

 (Continued)

NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and cash equivalents -The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts receivable - The carrying value of accounts receivable approximates fair value due to their short-term nature and historical collectibility.

Accounts payable - The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

Long-term debt - The fair value of the Company’s long-term debt is estimated by discounting the future cash flow using the Company’s current borrowing rates for similar types and maturities of debt.

The estimated fair values of the Company’s financial instruments as of April 30, 2008 and July 31, 2007 are as follows:

	April 30, 2008		July 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 40,505	$ 40,505	$ 24,691	$ 24,691
Accounts receivable	13,085	13,085	11,425	11,425
Accounts payable	(11,116)	(11,116)	(63,051)	(63,051)
Long-term debt	(44,104)	(44,104)	(25,369)	(25,369)

The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

 (Continued)

NOTE 6 – BASIS FOR PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended April 30, 2008 and April 30, 2007; (b) the financial position at April 30, 2008 and (c) cash flows for the nine month periods ended April 30, 2008 and April 30, 2007, have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended July 31, 2007 and July  31, 2006, presented in the last audited filing, and notes thereto, in the Company’s previous registration statement, filed with the Securities and Exchange Commission. Operating results for the three and nine months ended April 30, 2008 and April 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

Quick Links to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to Japan's legal system and economic, political and social events in Japan, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "J-Kan" "we," "us," or "our" and the "Company" are references to the business of J-Kan, Inc. and its subsidiary

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We were originally formed on June 18, 1976, as Neel’s Food Service, Inc. under the laws of the State of Arkansas.  On June 18, 1999 the corporation J-Kan, Inc. was formed for the purpose of buying all of the outstanding stock in Neel’s Food service, Inc.  We amended our Articles of Incorporation in October 2006 changing the par value of our stock and the total authorized capital stock.  Since taking over the operations of Jerry Neel’s Bar-B-Q, our gross revenues have increased on an annual basis; this despite the fact that our operations are dark each Sunday.  Our most year ended July 31, 2007 showed a net income of $18,080. We will continue to concentrate our efforts on what we do best: providing high quality food at an affordable price to the general public.

Sources of Revenue

J-Kan, Inc. specializes in a quick-service style sit-down barbeque restaurant catering to a local clientele.  J-Kan has been doing business under their current name of Jerry Neel’s Bar-B-Q since they took control in 1998.  Prior to this, the restaurant operated under the same name but was corporately owned by Neel’s Food service, Inc.

It is our intention to refurbish our current restaurant when we have the necessary funds.  While it is our intention to raise funds through a private offering of our stock, there is no certainty that we will be able to raise any funds from such an offering. We then plan to seek a private company that specializes in franchising to determine the feasibility of expanding to 210 metropolitan areas across the United States.  We believe it is critical to have a company experienced in franchising assist us in determining if franchising is right for our operation.   Management believes that it will need $500,000 to attract a company experienced in restaurant franchising.  This estimate is based on the experience of management as well as Internet-based research.

Quick Links to Table of Contents

The following is an overview of the key financial measures discussed in our results of operations:

•

Restaurant sales consist of food and beverage sales at our restaurant.  Restaurant sales are influenced by menu price increases, new competitor restaurant openings, and changes in comparable restaurant sales.

•

Purchases consist of food, paper and beverage costs including packaging costs. Cost of sales is generally influenced by changes in commodity costs and the effectiveness of our restaurant-level controls to manage food and paper costs. For our restaurant, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies.

•

Restaurant wages and related expenses include all restaurant management and hourly productive labor costs, employer payroll taxes, restaurant-level bonuses and benefits. Payroll and benefits are subject to inflation, including minimum wage increases and expenses for health insurance and workers’ compensation insurance. A significant number of our hourly staff is paid at rates consistent with the applicable state minimum wage and, accordingly, increases in minimum wage rates will increase our labor costs. We are insured for workers’ compensation, general liability and medical insurance claims under policies where we pay all claims, subject to annual stop-loss limitations both for individual claims and claims in the aggregate.

•

Restaurant rent expense includes base rent and common-area maintenance on our lease.

•

Other restaurant operating expenses include all other restaurant-level operating costs, the major components of which are utilities, repairs and maintenance, real estate taxes and credit card fees.

•

Advertising expense includes all promotional expenses including television, radio, billboards and other media.

•

General and administrative expenses are comprised primarily of (1) salaries and expenses associated with corporate and administrative functions that support the development and operations of our restaurants, (2) legal and professional fees, including external auditing costs, and (3) stock-based compensation expense.

•

Depreciation and amortization primarily includes the depreciation of fixed assets, including equipment and leasehold improvements, depreciation of assets under lease financing obligations.

Results of Operations

General

The following table shows our revenues, expenditures and net income for the nine month periods ended April 30, 2008 and April 30, 2007.

Table 4.0 Revenues, Expenditures and Net Income

Nine Months Ended (Unaudited)	REVENUE	EXPENSES	NET INCOME (LOSS)
April 30, 2008	$ 822,270	$ 832,105	$ (9,835)
April 30, 2007	$ 813,682	$ 791,480	$ 22,202

Operating Results for the nine months Ended April 30, 2008 Compared To April 30, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Quick Links to Table of Contents

J-Kan, Inc. and Subsidiary

Statement of Operations

UNAUDITED

	Nine Months Ended 4/30/2008	Nine Months Ended 4/30/2007	Change	% Change
REVENUE	$ 822,270	$813,682	$ 8,588	1.1%

OPERATING EXPENSES
Advertising	11,515	6,725	4,790	71.2%
Automobile	8,561	5,890	2,671	45.3%
Bad debt expense	1,450	-	1,450	100.0%
Bank charges	14,215	11,882	2,333	19.6%
Continuing education	4,999	524	4,475	854.0%
Contract labor	1,112	720	392	54.4%
Contributions	1,000	2,000	(1,000)	-50.0%
Depreciation	23,792	31,023	(7,231)	-23.3%
Dues and subscriptions	2,492	547	1,945	355.6%
Insurance, general	13,292	15,497	(2,205)	-14.2%
Insurance, health	18,288	24,306	(6,018)	-24.8%
Insurance, life	5,550	5,550	-	0.0%
Laundry, linen and uniforms	5,446	2,934	2,512	85.6%
Legal and accounting	19,190	83,729	(64,539)	-77.1%
Miscellaneous	555	(1,089)	1,644	151.0%
Payroll taxes	18,309	16,053	2,256	14.1%
Postage	267	325	(58)	-17.8%
Purchases	361,380	284,633	76,747	27.0%
Rent	38,514	39,271	(757)	-1.9%
Repairs and maintenance	8,084	13,976	(5,892)	-42.2%
Salaries	207,304	189,713	17,591	9.3%
Security	692	571	121	21.2%
Supplies	13,959	10,488	3,471	33.1%
Taxes and licenses	4,284	3,073	1,211	39.4%
Telephone	11,299	11,181	118	1.1%
Travel and entertainment	10,655	3,255	7,400	227.3%
Utilities	25,901	28,703	(2,802)	-9.8%
	832,105	791,480	40,625	5.1%

INCOME (LOSS) FROM OPERATIONS	(9,835)	22,202	(32,037)	-144.3%

OTHER INCOME (EXPENSE)
Interest income	126	-	126	100.0%
Interest expense	(1,581)	(2,051)	470	-22.9%
	(1,455)	(2,051)	596	-29.1%
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(11,290)	20,151	(31,441)	-156.0%

BENEFIT (PROVISION) FOR INCOME TAXES	4,000	3,000	1,000	33.3%

NET INCOME (LOSS)	$(7,290)	$ 23,151	$(30,441)	-131.5%

NET INCOME (LOSS) PER SHARE	(0.00)	0.02	(0)	-125.6%

Quick Links to Table of Contents

Revenues. For the nine months ended April 30, 2008, revenues were $822,270, compared to $813,682 for the nine months ended April 30, 2007, a nominal 1.1% increase.

Operating Expenses. Expenses increased by $ 40,621 to $832,105 for the nine months ended April 30, 2008 from $791,480 for the nine months April 30, 2007.  As a percentage of revenues, our cost of revenue was 101% for the nine months ended April 30, 2008, an increase from 97% for the nine months ended April 30, 2007.

Income (Loss) from Operations. For the nine months ended April 30, 2008 and 2007, we incurred a loss of $9,835 and a profit of $22,202 respectively, a decline of $32,037. Although our legal and accounting fees decreased by $ 64,539, we had a decrease in our profits due primarily to the increased cost of purchases compared to the same period last year.

Income before Taxes. Income before taxes for the nine months ended April 30, 2008 was ($11,290).  Income before taxes as a percentage of revenues was (1.4%) for the nine months ended April 30, 2008.

Provision for Income Taxes.  We allocated a benefit of  $4,000 and a provision of $3,000 for income taxes for April 30, 2008 and April 30, 2007, respectively.

Net Income. As a result of the factors described above, net income decreased from $23,151for the nine months ended April 30, 2007 to ($7,290) for the same period in 2008.

Liquidity and Capital Resources

As of April 30, 2008, we had cash and cash equivalents of $40,505.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of April 30, 2008, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We are attempting to locate a broker to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any discussions with any company regarding a possible business combination.

Quick Links to Table of Contents

Cash Flow for nine months ended April 30, 2008 compared to April 30, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

J-Kan, Inc. and Subsidiary

Statement of Cash Flows

For the nine months ended April 30, 2008 and 2007

UNAUDITED

	Nine Months Ended 4/30/2008	Nine Months Ended 4/30/2007	CHANGE	%CHANGE

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (7,290)	$ 23,151	$ (30,441)	-131%
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	23,792	31,023	$ (7,231)	-23%
(Gain) on disposal of assets	-	(12,681)	$ 12,681	-100%
Deferred income taxes	(4,000)	(3,000)	$ (1,000)	33%
Changes in:
Accounts receivable	(1,660)	1,092	$ (2,752)	-252%
Inventory	(185)	(110)	$ (75)	-68%
Prepaid income taxes	-	(8,412)	$ 8,412	100%
Accounts payable	(51,935)	22,895	$ (74,830)	-327%
Income taxes payable	-	(10,205)	$ 10,205	-100%
Accrued payroll	7,009	5,683	$ 1,326	23%
Accrued payroll taxes withheld and payable	4,863	(8,084)	$ 12,947	-160%
Accrued expenses	21,608	(9,428)	$ 31,036	-329%
Total adjustments	(508)	8,773	$ (9,281)	-106%
Net Cash From (Used For) Operating Activities	(7,798)	31,924	$ (39,722)	-124%

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(22,986)	$ 22,986	-100%
Proceeds from sale of property and equipment	-	30,059	$ (30,059)	-100%
Net Cash From Investing Activities	-	7,073	$ (7,073)	-100%

CASH FLOWS FROM FINANCING ACTIVITIES
Change in accounts receivable - stockholder	4,877	982	$ 3,895	397%
Issuance of common stock	-	343	$(343)	-100%
Principal payments on long-term debt	(15,915)	(25,008)	$ 9,093	-36%
Proceeds from issuance of long-term debt	34,650	-	$ 34,650	100%
Net Cash From (Used For) Financing Activities	23,612	(23,683)	$ 47,295	-200%

NET CHANGE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	24,691	6,943	$ 17,748	256%

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 40,505	$ 22,257	$ 18,248	82%

Quick Links to Table of Contents

Operating Activities.  For the nine months ended April 30, 2008 and 2007, our operating activities provided (used) ($7,798) and $31,924, respectively.

Investing Activities.  For the nine month period ended April 30, 2008 we had no investing activities. For the nine month period ended April 31, 2007, we purchased property and equipment, which resulted in net cash from investing activities of $7,073.

Financing Activities.  Net cash provided by (used for) financing activities in the nine month periods ended April 30, 2008 and 2007 totaled $23,612 and ($23,683), respectively. The increase in the cash provided by financing activities was attributable to an increase in cash provided by new debt.

Seasonality of our Sales

Our operating results and operating cash flows historically have been subject to seasonal variations. Specifically, we generally have an increase in sales in November and December for our catering services.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as non-controlling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of SFAS No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Quick Links to Table of Contents

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Jerry W. Neel, Jr., our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Neel concluded that, as of April 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the three-month period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Quick Links to Table of Contents

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 2

UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as specified below, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

Set forth below is information regarding the issuance and sales of J-Kan, Inc.'s common stock without registration under the Securities Act of 1933during the last three years. No sales involved the use of an underwriter and no underwriter discounts or commissions were paid in connection with the sale of any securities.

During the third quarter of 2006 the following forty-five (45) individuals were issued from authorized stock for additional paid-in capital. These shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as the shares were not a part of a public offering. There was no distribution of a prospectus, private placement memorandum, or business plan to the public. Shares were sold to friends, family, and business acquaintances of the Officers and Directors of the Company.  Each individual is considered educated and informed concerning small investments, such as the $7.00 investment in our Company.

All of the shares listed below have been registered in the registration statement filed by the company and declared effective by the Securities and Exchange Commission.

Quick Links to Table of Contents

	October 11, 2006			November 21-27, 2006
Name of Stockholder	Shares Received	Date Shares Issued	Consideration	Shares Received	Date Shares Purchased	Consideration
Jerry W. Neel, Jr.	14,000	10-11-2006	Services	14,000	11-27-2006	$7.00 Check
Marisu Neel	14,000	10-11-2006	Services	14,000	11-27-2006	$7.00 Check
Jerry W. Neel, Sr.	14,000	10-11-2006	Services	14,000	11-23-2006	$7.00 Check
Sandra Neel	14,000	10-11-2006	Services	14,000	11-23-2006	$7.00 Check
Rodney Neel				14,000	11-22-2006	$7.00 Check
Caroline Neel				14,000	11-23-2006	$7.00 Check
J. Scott Neel				14,000	11-23-2006	$7.00 Check
Dennis Neel				14,000	11-22-2006	$7.00 Check
Katelyn Neel				14,000	11-27-2006	$7.00 Check
Natalie Neel				14,000	11-27-2006	$7.00 Check
Paul W. Neel				14,000	11-22-2006	$7.00 Check
Eric K. Neel				14,000	11-22-2006	$7.00 Check
Michele Cardamore				14,000	11-27-2006	$7.00 Money Order
Nathan Cardamore				14,000	11-27-2006	$7.00 Money Order
Andrew Cardamore				14,000	11-27-2006	$7.00 Check
Jim Dowdy				14,000	11-27-2006	$7.00 Money Order
Angela Dowdy				14,000	11-27-2006	$7.00 Money Order
Janice Udouj				14,000	11-27-2006	$7.00 Check
Betty Schrader				14,000	11-26-2006	$7.00 Check
Steve Whitlock				14,000	11-27-2006	$7.00 Check
Herb Click				14,000	11-27-2006	$7.00 Check
Stephanie Click				14,000	11-27-2006	$7.00 Check
Darrell Hayes				14,000	11-27-2006	$7.00 Check
JoAnn Hayes				14,000	11-27-2006	$7.00 Check
Darrick W. Hatton				14,000	11-27-2006	$7.00 Check
Fonda Kirschner				14,000	11-27-2006	$7.00 Money Order
Greg Gipson				14,000	11-23-2006	$7.00 Check
Karen Gipson				14,000	11-23-2006	$7.00 Check
Sharron M. Burton				14,000	11-22-2006	$7.00 Money Order
Breck Hatcher				14,000	11-27-2006	$7.00 Check
Virginia Hatcher				14,000	11-27-2006	$7.00 Check
Sharon Bartsch				14,000	11-23-2006	$7.00 Check
Jerry D. Womack, Sr.				14,000	11-27-2006	$7.00 Money Order
Rebecca S. Little				14,000	11-27-2006	$7.00 Money Order
Melissa Real				14,000	11-24-2006	$7.00 Check
Joanna Albert				14,000	11-21-2006	$7.00 Check
Gail Phillips				14,000	11-24-2006	$7.00 Check
Maytha D. Reather				14,000	11-23-2006	$7.00 Check
Donna Grimes				14,000	11-21-2006	$7.00 Check
Gilbert A. Foster				14,000	11-23-2006	$7.00 Check
Kristan Lewellen				14,000	11-22-2006	$7.00 Check
Roger Hayward				14,000	11-27-2006	$7.00 Check
Sara M. Ash				14,000	11-27-2006	$7.00 Check
James Fiske				14,000	11-22-2006	$7.00 Money Order
Becky DeVore				14,000	11-22-2006	$7.00 Money Order

Quick Links to Table of Contents

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted on any payments of principal, interest, or other indebtedness.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the nine-month period ending April 30, 2008 that were not reported in a current report on Form 8-K.

ITEM 5

OTHER INFORMATION

Committees

We currently do not have standing audit, nominating or compensation committees.  Currently, our entire Board of Directors is responsible for the functions that would otherwise be handled by these committees.  We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the Board of Directors.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.  The nominating committee would be responsible for nomination of new director candidates and will be responsible for implementing our corporate governance policies and procedures.  The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Quick Links to Table of Contents

ITEM 6

EXHIBITS

Exhibit No.	Title
3(i)	Certificate of Amendment Filed on February 9, 2007 as Exhibit 3(i) to the registrant’s Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
3(ii)	Articles of Incorporation Filed on February 9, 2007 as Exhibit 3(ii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
3(iii)	By-Laws Filed on February 9, 2007 as Exhibit 3(iii) to the registrant’s Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on May 16, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2/A (File No. 333-140567) and incorporated herein by reference.
10	Building Lease Filed on May 16, 2007 as Exhibit 4 to the registrant’s Registration Statement on Form SB-2/A (File No. 333-140567) and incorporated herein by reference.
15	Letter re Unaudited Interim Financial Information
23	Consent of Experts and Counsel Filed on February 6, 2008 as Exhibit 23.5 to the registrant’s Registration Statement on Form S-1/A (File No. 333-140567) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Quick Links to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J-KAN, INC.

Dated: July 14, 2008	/s/Jerry W. Neel, Jr.
Jerry W. Neel, Jr.
Chief Executive Officer and Chief Financial Officer