Form 10-K
period 2008-07-31
J-KAN, INC.
filed 2008-10-20
CIK 1383960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-141022

J-KAN, INC.
(Exact name of small business issuer as specified in its charter)

ARKANSAS	71-0822436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

1823 Phoenix Avenue Ft. Smith, Arkansas 72903
(Address of Principal Executive Offices)

(479) 461-6810
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes G    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                  Yes G    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No G

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes G    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer G	Accelerated filer G
Non-accelerated filer G	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes G    No ☒

Quick Link to Table of Contents

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the OTCBB on July 31, 2008 was 0.141.

The number of shares outstanding of each of the issuer’s classes of common equity as of July 31, 2008 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	1,686,000

Documents incorporated by reference:  N/A

ii

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Submission Of Matters To A Vote Of Security Holders

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A(T) —Controls And Procedures

Item 9B—Other Information

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

The Company was originally formed on June 18, 1976 under the name Neel’s Food Service, Inc. under the laws of the State of Arkansas.  On June 18, 1999 the corporation J-Kan, Inc. was formed for the purpose of buying all of the outstanding stock in Neel’s Food service, Inc.  We amended our Articles of Incorporation in October 2006 changing the par value of our stock and the total authorized capital stock.  Since taking over the operations of Jerry Neel’s Bar-B-Q, our gross revenues have increased on an annual basis; this despite the fact that our operations are dark each Sunday.  However, our most recent fiscal year ended July 31, 2008 showed a moderate net loss of ($1,517). This may be attributed to the overall down turn in the economy.  We will continue to concentrate our efforts on what we do best: providing high quality food at an affordable price to the general public.

Our Business

(1) Principal Products or Services and Their Markets

We are one of the largest barbeque restaurants in the Ft. Smith, Arkansas area operating one restaurant brand, Jerry Neel’s Bar-B-Q, in the quick-casual and quick-service restaurant segment as of July 31, 2008 (See Figure 1). We have been operating this restaurant for more than 30 years. We own and operate two businesses, under the names Neel’s Hickory Smoke House and Neel J. Catering Company, which we acquired in 1998 when we purchased the stock in Neel’s Food Service, Inc. We believe we are the largest barbeque restaurant in Ft. Smith based on the number of customers and gross revenues. Our primary growth strategy is to develop a new company-owned restaurant located in Ft. Smith. For the years ended July 31, 2008 and July 31, 2007, we had total revenues of $1,122,492 and $1,091,377, respectively..

We operate in the quick-casual restaurant segment, combining the convenience of quick-service restaurants with the menu variety, use of fresh ingredients and food quality more typical of casual dining.

Quick-casual restaurants are primarily distinguished by the following characteristics:

•

Quick-service. Meals are ordered prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

•

Check averages between $7 and $10. The average check at quick-casual restaurants in ranges between $7 and $10, which was higher than the average check at traditional quick-service restaurants.

•

Food prepared to order. We believe that in quick-casual concepts, customization of orders and open display cooking are common.

•

Fresh ingredients. Many concepts use the word “fresh” in their concept positioning and feature descriptive menus highlighting these fresh ingredients.

•

Broader range of menu offerings. Typically quick-casual concepts provide greater variety and diversity in their menu offerings relative to traditional quick-service restaurants.

•

Enhanced decor. Wooden tables, upholstered seating and track lighting are some of the design features commonly found in quick-casual establishments.

Quick Link to Table of Contents

We believe that our barbeque brand is positioned to benefit from growing consumer demand for quick-casual restaurants because of food quality, value and differentiation of flavors, as well as the increasing acceptance of “country” foods.  Our enhanced décor, as shown in Figures 2 and 3, is unique and casual.  We also believe that our barbeque brand will benefit from two significant demographic factors: the expected population growth rates in the region in which our restaurant is currently located and the expected growth rate of the barbeque offering.

Quick-service restaurants are distinguished by the following characteristics:

•

High speed of service and efficiency. Quick-service restaurants typically have order taking and cooking platforms designed specifically to order, prepare and serve menu items with speed and efficiency. Fast and consistent food service is a characteristic of quick-service restaurants.

•

Convenience. Quick-service restaurants are typically located in places that are easily accessed and convenient to customers’ homes, places of work and commuter routes.

•

Value prices. At quick-service restaurants, average check amounts are generally lower than other major segments of the restaurant industry.

 (2) Distribution Methods of the Services

The primary delivery of products and services is currently through a 4,000 square foot sit-down restaurant located on a main artery in Ft. Smith.  We have a drive-up window for convenience for those customers on the go who need quality combined with convenience without leaving their vehicle.  We offer catering service to our local Ft. Smith area as well as the following counties:  Clark, Conway, Garland, Hot Springs, Sebastian, Logan, and Crawford.

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. Our primary selling tool is the quality and quantity of food served to our customers.

(4) Our Competition

We have three (3) major competitors.  All are part of national chain restaurant systems.  Friday’s, Applebee’s and Chili’s are all located in Ft. Smith.  While none of the three (3) offers a specialty barbeque menu, they do have select items that would compete with ours.  Our price point per meal competes well as does our per meal portion.  Our average customer spends $7.50 and we average 533 meals a day for just over $100,000 in revenue per month.  We have two (2) primary differences from our competition.  First, we currently close on Sundays.  This means we have approximately fifty-two (52) days per year of untapped revenue.  Second, we do not serve alcohol.  By changing these two competitive positions we believe that we could

Quick Link to Table of Contents

increase our annual revenue by over $400,000.00.  We have made no plans to serve alcohol or to open on Sundays; however, we will consider either option in the future if necessary to maintain or increase shareholder value.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely effect our operations.  We currently purchase the majority of our food and products such as paper, condiments and meats from U.S. Foodservice, Inc.  We have an alternate supplier, Cargill that can supply meat on a very competitive price point.  There are other main suppliers such as Sysco, Sam’s and Wal-Mart so we do not have a shortage of suppliers for our restaurant food and products.

(6) Dependence on Limited Customers

We do not have to rely on any one or a limited number of customers for our business. We expect to further increase our client base once we obtain additional funding and ramp up expanded operations. While our target markets are unlimited, we will initially have crossover customers, customers that change from dining at our present restaurant to dining at the new restaurant, while we develop new customers.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. We intend to trademark our logo and the “Jerry Neel’s Bar-B-Q” name (see Figure 4).

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guarantee that (a) these agreements will not be breached; (b) we will have adequate remedies for any breach; (c) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors; or (d) our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. We do have to maintain our corporate status as well as any necessary sales tax and business licenses.  Additionally we do have to maintain our restaurant according to the standards set federally for food (meats, poultry etc.) and locally for sanitary inspections to make sure our facility meets certain standards to remain open.

Quick Link to Table of Contents

(9) Government Regulation

Various federal, state and local laws affect our business, including various health, sanitation, fire and safety standards. Restaurants to be constructed or remodeled are subject to state and local building code and zoning requirements. In connection with the development and remodeling of our restaurant, or any future restaurant, we may incur costs to meet certain federal, state and local regulations, including regulations promulgated under the Americans with Disabilities Act.

We are subject to the Federal Fair Labor Standards Act and various state laws governing such matters as:

•

minimum wage requirements;

•

overtime; and

•

other working conditions and citizenship requirements.

A significant number of our food service personnel are paid at rates related to the federal and, where applicable, state minimum wage;  accordingly, increases in the minimum wage will increase wage rates at our restaurant(s).

While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our restaurant is subject to local business licensing requirements. Our current business requires that we comply with state corporate filings, city or county business license and the necessary business liability insurance. The requirements of these regulations are minimal and do not cause any undue burden.

(10) Research and Development During Last Two Fiscal Years

Money was spent on research and development of a 2 ½ acre site located on U.S. Highway 71 on which we have an option to purchase.  We spent in excess of $20,000 on a site plan and architectural drawings for a 10,600 square foot building that would seat 264 patrons.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to any federal, state or local environmental laws. Our products and services do not contain any materials that have any environmental elements that require special handling or disposal methods.  We estimate the costs and effects of compliance with federal, state and local environmental laws at $400 annually.

(12) Our Employees

As of July 31, 2008 there are twenty-four (24) employees at J-Kan, Inc., fifteen (15) of which are full-time.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at <www.sec.gov>.

We are required by the Arkansas Business Corporation Act of 1987 Chapter 27, Subchapter 16, Section 4-27-1620 to provide annual reports. Such reports must contain consolidated reports, where appropriate, and must include a balance sheet, income statement and statement of changes in shareholder equity.  At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. As a reporting company with the U.S. Securities and Exchange Commission (“SEC”), we file all necessary quarterly (Form 10-Q), annual (Form 10-K) and other reports as required.

Quick Link to Table of Contents

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred substantial losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

Risks Related To the Company

(1) Intense Competition In The Restaurant Industry Could Make It More Difficult To Expand Our Business And Could Also Have A Negative Impact On Our Operating Results If Customers Favor Our Competitors Or We Are Forced To Change Our Pricing And Other Marketing Strategies to Compete.

The restaurant industry is highly competitive. In our market, our restaurant competes with a large number of national and regional restaurant chains, as well as locally owned restaurants, offering low and medium-priced fare. We also compete with convenience stores, delicatessens, and prepared food counters in grocery stores, supermarkets, cafeterias, and other purveyors of moderately priced and quickly prepared food.

Jerry Neel’s BBQ’s competitors include national restaurant chains, such as Chili’s, Friday’s, and Applebee’s as well as quick-service hamburger restaurant chains and other types of quick-casual restaurants. Our restaurant, although not a part of the quick-casual segment of the restaurant industry, competes with quick-service restaurants and traditional casual dining restaurants.

To remain competitive, we, as well as certain other major quick-casual and quick-service restaurant chains, have increasingly offered selected food items and combination meals at discounted prices. These changes in pricing and other marketing strategies have had, and in the future may continue to have, a negative impact on our sales and earnings.

(2) Factors Specific To The Quick-Casual And Quick-Service Restaurant Segments May Adversely Affect Our Results Of Operations, Which May Cause A Decrease In Earnings And Revenues.

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:

•

changes in local, regional or national economic conditions;

•

changes in demographic trends;

•

changes in consumer tastes;

•

changes in traffic patterns;

•

increases in fuel prices, including a continuation of the current relatively higher levels of gasoline prices;

•

consumer concerns about health and nutrition;

•

increases in the number of, and particular locations of, competing restaurants;

•

inflation;

•

increases in utility costs;

•

increases in the cost of food, such as beef and chicken, and packaging;

•

consumer dietary considerations;

•

increased labor costs, including healthcare and minimum wage requirements;

•

regional weather conditions; and

•

the availability of experienced management and hourly-paid employees.

(3) Our Continued Growth Depends On Our Ability To Expand our Current Restaurant and Catering Operations, Which In Turn Depends On Our Continued Access To Capital.

Our continued growth depends on our ability to increase revenues at our current location and, possibly in the future, to open additional Jerry Neel’s Barbeque restaurants. Operating our restaurant involves substantial risks, including the following:

Quick Link to Table of Contents

•

the inability to fund refurbishment;

•

costs that exceed budgeted amounts;

•

delays in completion of construction during our remodeling;

•

the inability to obtain all necessary zoning and construction permits;

•

achieving desired revenue or cash flow levels;

•

incurring substantial unrecoverable costs in the event remodeling is abandoned prior to completion;

•

changes in governmental rules, regulations and interpretations; and

•

changes in general economic and business conditions.

We cannot assure you that our growth plans can be achieved. We cannot assure you that we will be able to manage our operations effectively and our failure to do so could adversely affect our results of operations. In addition, our ability to grow, as well as our ability to meet other anticipated capital needs, will depend on our continued access to external financing, including borrowings under our credit facility. We cannot assure you that we will have access to the capital we need on acceptable terms or at all, which could materially adversely affect our business.

Additionally, we may encounter difficulties growing beyond our presence in our existing core market. We cannot assure you that we will be able to successfully grow our market presence beyond the current key region within our existing market, as we may encounter well-established competitors in new areas. As a result of the foregoing, we cannot assure you that we will be able to successfully integrate or profitably operate new restaurants outside our market.

(4) Because We Currently Operate Only One Restaurant, Any Potential Expansion Into New Markets May Present Increased Risks Due To Our Unfamiliarity With The Area.

We currently operate a single restaurant.  If we expand, some of our new restaurants will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurants to be less successful than our restaurant in our existing market or to incur losses. An additional risk of expanding into new markets is the lack of market awareness of the Jerry Neel’s Barbeque brand. Restaurants opened in new markets may open at lower average weekly sales volumes than our restaurant in our existing market, and may have higher restaurant-level operating expense ratios than our current restaurant. Sales at restaurants opened in new markets may take longer to reach, or may never reach, our current average unit volumes, thereby adversely affecting our operating results.

(5) We Could Be Adversely Affected By Additional Instances Of “Mad Cow” Disease, “Avian” Flu Or Other Food-Borne Illness, As Well As Widespread Negative Publicity Regarding Food Quality, Illness, Injury Or Other Health Concerns.

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and transfatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurant or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

In addition, we cannot guarantee that our operational controls and employee training will be effective in preventing food-borne illnesses, food tampering and other food safety issues that may affect our restaurants. Food-borne illness or food tampering incidents could be caused by customers, employees or food suppliers and transporters and, therefore, could be outside of our control. Any publicity relating to health concerns or the perceived or specific outbreaks of food-borne illnesses, food tampering or other food safety issues attributed to one or more of our restaurants could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. In addition, similar publicity or occurrences with respect to other restaurants or restaurant chains could also decrease our guest traffic and have a similar material adverse effect on us.

Quick Link to Table of Contents

(6) We Use Commodities Such as Meats, Fruits, Vegetables, Sugar and Other Raw Materials to Make Our Products That May Be Subject to Certain Price Pressures and if The Cost of Our Raw Materials Increases it May reduce Our Profits.

We have numerous sources from which to obtain our raw materials. However, we are exposed to the same economic risks associated with the factors that can affect commodities such as weather, market conditions or transportation issues.  If the price of our raw materials increases significantly, it may reduce our margins and negatively affect our profits, if any.

(7) We May Incur Significant Liability Or Harm to our Reputation If Claims Are Brought Against Us.

We may be subject to complaints, regulatory proceedings or litigation from guests or other persons alleging food-related illness, injuries suffered in our premises or other food quality, health or operational concerns, including environmental claims. In addition, in recent years a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging, among other things, violations of federal and state law regarding workplace and employment matters, discrimination, harassment, wrongful termination and wage, rest break, meal break and overtime compensation issues and, in the case of quick-service restaurants, alleging that they have failed to disclose the health risks associated with high-fat foods and that their marketing practices have encouraged obesity. We may also be subject to litigation or other actions initiated by governmental authorities, our employees and our franchisees, among others, based upon these and other matters. A significant judgment against us could have a material adverse effect on our financial performance or liquidity. Adverse publicity resulting from such allegations or occurrences or alleged discrimination or other operating issues stemming from our location or a future location, could adversely affect our business, regardless of whether the allegations are true, or whether we are ultimately held liable. Any cases filed against us could materially adversely affect us if we lose such cases and have to pay substantial damages or if we settle such cases. In addition, any such cases may materially and adversely affect our operations by increasing our litigation costs and diverting our attention and resources to address such actions. In addition, if a claim is successful, our insurance coverage may not cover or be adequate to cover all liabilities or losses and we may not be able to continue to maintain such insurance, or to obtain comparable insurance at a reasonable cost, if at all. If we suffer losses, liabilities or loss of income in excess of our insurance coverage or if our insurance does not cover such loss, liability or loss of income, there could be a material adverse effect on our results of operations.

(8) Changes In Consumer Taste Could Negatively Impact Our Business.

We obtain our revenues from the sale of barbeque foods. The quick-casual and quick-service restaurant segments are characterized by the frequent introduction of new products, often accompanied by substantial promotional campaigns and are subject to changing consumer preferences, tastes, and eating and purchasing habits. Our success depends on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well other factors affecting the restaurant industry, including new market entrants and demographic changes. We may be forced to make changes in our menu items in order to respond to changes in consumer tastes or dining patterns, and we may lose customers who do not prefer the new menu items. In recent years, numerous companies in the quick-casual and quick-service restaurant segments have introduced products positioned to capitalize on the growing consumer preference for food products that are, or are perceived to be, healthy, nutritious, low in calories and low in fat content. If we do not continually develop and successfully introduce new menu offerings that appeal to changing consumer preferences or if we do not timely capitalize on new products, our operating results will suffer. In addition, any significant event that adversely affects consumption of our products, such as cost, changing tastes or health concerns, could adversely affect our financial performance.

(9) If A Significant Disruption In Service Or Supply By Any Of Our Suppliers Or Distributors Were To Occur, It Could Create Disruptions In The Operations Of Our Restaurant(s), Which Could Have A Material Adverse Effect On Our Business.

Our financial performance is dependent on our continuing ability to offer fresh, quality food at competitive prices. If a significant disruption in service or supply by certain of our suppliers or distributors were to occur, it could create disruptions in the operations of our restaurants, which could have a material adverse effect on us.

For our restaurant, we have negotiated directly with local and national suppliers for the purchase of food and beverage products and supplies. Our restaurants’ food and supplies are ordered from approved suppliers and are shipped via distributors to the restaurant. With respect to our distributors, if any of our distributors is unable to service us, this could lead to a material disruption of service or supply until a new distributor is engaged, which could have a material adverse effect on our business.

Quick Link to Table of Contents

(10) If Labor Costs Increase, We May Not Be Able To Make A Corresponding Increase In Our Prices And Our Operating Results May Be Adversely Affected.

Wage rates for a substantial number of our employees are at or slightly above the minimum wage. As federal and/or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees but also the wages paid to the employees at wage rates which are above the minimum wage, which will increase our costs. To the extent that we are not able to raise our prices to compensate for increases in wage rates, this could have a material adverse effect on our operating results.

(11) The Efficiency And Quality Of Our Competitors’ Advertising And Promotional Programs And The Extent And Cost Of Our Advertising Programs Could Have A Material Adverse Effect On Our Results Of Operations And Financial Condition.

Should our competitors increase spending on advertising and promotion, should the cost of television or radio advertising increase, should our advertising funds materially decrease for any reason, or should our advertising and promotion be less effective than our competitors’, there could be a material adverse effect on our results of operations and financial condition.

(12) If We Expand And Have Multiple Operational Restaurants, Each Newly Developed Restaurant May Reduce Sales At Our Existing Restaurant.

We currently operate a single restaurant.  Should we expand and open additional locations or offer franchises, we anticipate some of the new restaurants will be in our existing market. At that time, to the extent that we open a new restaurant in the vicinity of one or more of our existing restaurants with the same barbeque theme, it is possible that some of the customers who previously patronized those existing restaurants may choose to patronize the new restaurant instead, reducing sales at those existing restaurants. Accordingly, to the extent we open new restaurants in our existing market, sales at some of our then existing restaurants may decline.

(13) Our Business Is Regional And We Therefore Face Risks Related To Reliance On Certain Markets.

Our restaurant is located in Arkansas in a town of approximately 80,200. Therefore, the economic conditions, state and local government regulations, weather conditions or other conditions affecting Arkansas may have a material impact on the success of our restaurant in this location. Our restaurant is located in a region that is susceptible to severe weather conditions. As a result, adverse weather conditions in this area could damage this restaurant, result in fewer guest visits to this restaurant and otherwise have a material adverse impact on our business.

(14) The Loss Of The Services Of Our Senior Executives Could Have A Material Adverse Effect On Our Business, Financial Condition Or Results Of Operations.

Our success depends to a large extent upon the continued services of our senior management, including Jerry “Jake” Neel, Jr., Chairman of the Board and Chief Executive Officer, and Marisu Neel, Vice-president/Director who have substantial experience in our restaurant. We believe that it would be extremely difficult to replace Mr. Neel and Ms. Neel with individuals having comparable experience. Consequently, the loss of the services of these two executives could have a material adverse effect on our business, financial condition or results of operations.

(15) Government Regulation Could Adversely Affect Our Financial Condition And Results Of Operations.

We are subject to extensive laws and regulations relating to the development and operation of restaurants, including regulations relating to the following:

•

zoning;

•

the preparation and sale of food;

•

liquor licenses which may allow us to serve alcoholic beverages at our restaurant;

•

employer/employee relationships, including minimum wage requirements, overtime, working and safety conditions, and citizenship requirements;

Quick Link to Table of Contents

•

federal and state laws that prohibit discrimination and laws regulating design and operation of facilities, such as the Americans With Disabilities Act of 1990; and

•

federal and state regulations governing the operations of franchises, including rules promulgated by the Federal Trade Commission.

In the event that legislation having a negative impact on our business is adopted, you should be aware that it could have a material adverse impact on us. For example, substantial increases in the minimum wage could adversely affect our financial condition and results of operations. Local zoning or building codes or regulations can cause substantial delays in our ability to build and open new restaurants. Local authorities may deny our licenses if they determine that our conduct violates applicable regulations. Any failure to obtain and maintain required licenses, permits and approvals could adversely affect our operating results.

(16) The Costs of Operating as a Public Company are High and We May Not be Able to Afford the Cost of Operating as a Public Company.

We have no experience at operating as a public company.  It may be necessary for us to retain outside consultants and other professionals to assist us in meeting the requirements of being a fully reporting company.  These costs may be too great for us to bear.  Investors will be at risk to lose all or a part of their investment in the event we are forced to remain private as the market for our stock will be very illiquid.

Risks Related To Our Stock

(17) We Do Not Expect To Pay Any Cash Dividends For The Foreseeable Future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. The absence of a dividend on our common stock may increase the volatility of the market price of our common stock or make it more likely that the market price of our common stock will decrease in the event of adverse economic conditions or adverse developments affecting our company. We are a holding company and conduct all of our operations through our direct subsidiary. As a result, for us to pay dividends, we would need to rely on dividends or distributions to us from our subsidiary.

(18) Because it May Be Difficult to Effect a Change in Control of J-Kan, Inc. Without Current Management Consent, Management May Be Entrenched Even Though Stockholders May Believe Other Management May Be Better and a Potential Suitor Who May Be Willing to Pay a Premium to Acquire Us May Not Attempt to Do So.

Jerry “Jake” Neel, Jr., President and Director, currently holds approximately 61% of our outstanding voting stock. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us and entrenching current management even though stockholders may believe other management may be better. Potential suitors who otherwise might be willing to pay a premium to acquire us may decide not to acquire us because it may be difficult to effect a change in control of us without current management's consent. Mr. Neel has the ability to control the outcome on all matters requiring stockholder approval, including the election and removal of directors; any merger, consolidation or sale of all or substantially all of our assets; and the ability to control our management and affairs.

(19) Our Lack of Menu Diversification Could Result in the Devaluation of Our Stock if our Revenues From Our Primary Menu Offering Decreases.

We expect our business to solely consist of barbeque restaurant(s) and catering. We do not have any other menu items and a change in consumer tastes could adversely affect our revenue. While our lack of diversification has not hurt our profitability in the past, our expansion of operations may impact our lack of diversity. This lack of business diversification could cause you to lose all or some of your investment if we are unable to generate additional revenues since we do not expect to have any other menu lines other than barbeque.

Quick Link to Table of Contents

(20) The Penny Stock Rules Could Restrict the Ability of Broker-Dealers to Sell Our Shares Having a Negative Effect on Our Offering.

The SEC has adopted penny stock regulations which apply to securities traded over-the- counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction. If a market for our common stock does develop and our shares trade below $5.00 per share, it will be a penny stock. Consequently, the penny stock rules will likely restrict the ability of broker-dealers to sell our shares and will likely affect the ability of purchasers in the offering to sell our shares in the secondary market. Trading in our common stock will be subject to the "penny stock" rules. Due to the thinly traded market of these shares investors are at a much higher risk to lose all or part of their investment. Not only are these shares thinly traded but they are subject to higher fluctuations in price due to the instability of earnings of these smaller companies. As a result of the lack of a highly traded market in our shares investors are at risk of a lack of brokers who may be willing to trade in these shares.

ITEM 2—DESCRIPTION OF PROPERTY

We lease an approximately 4,000 square foot building to operate Jerry Neel’s Bar-B-Q (see Figures 1 through 4, below).  The underlying property is zoned commercial.  The lease also includes the adjacent 24,500 square feet of paved parking area.  Our current plan provides for the continued leasing of this space and maintaining our current menu offering.  Our present lease was entered into on November 1, 1998 providing for monthly rent payments of $4,000 per month due on the first day of each month as advance payments for the month upcoming.  There is a daily $10.00 late charge for each day the rent payment is late.   Our current lease expires on October 31, 2010.  There is a provision for the Lessee to have the option to extend the lease for one (1) additional five (5) year term by providing sixty (60) day written notice to the Lessors.  The lease is executed between related parties.  The Lessors are Sandra C. and Jerry W. Neel, Sr. the parents of Jerry Neel, Jr., President of J-Kan, Inc.  Management feels this location is vital to our local clientele we want to continue to attract.

In addition we have an option to purchase 2 ½ acres of property on U.S. Highway 71 in Ft. Smith, Arkansas approximately 2 miles south of our current location.  This property is owned by Jerry W. Neel, Sr. and Sandra C. Neel, Directors of J-Kan, Inc. and the parents of our President and Director, Jerry W. Neel, Jr.  The option we have is a verbal agreement between the parties that Jerry Neel, Jr. will have the first right of refusal to exercise purchase rights of the property in the event a buyer makes an offer.  We have spent in excess of $20,000 on a site plan and architectural drawings for a 10,600 square foot building that will seat 264 patrons.

The following two diagrams represent the different traffic patterns that have been developed by the architects for the Company, Guest, Reddick Architects of Ft. Smith, Arkansas:

Quick Link to Table of Contents

X 1/3 =245
3305
798
706
2967
X 1/2 =1232

ENTRY AND WAIT.	706
PORCH	245
KITCHEN	2967
SEATING	3305
OFF / TOIL.	798
WALKIN / CATER	1232
TOTAL	9253

MAIN DINING	116 SEATS
CATERING	96 SEATS
OVERFLOW	24 SEATS
	236 SEATS TOTAL

PORCH
RAMP
VEST.
DINING
SERVING
KITCHEN
CATERED
WOOD

PROPOSED FLOOR PLAN

A NEW FACILITY

JERRY NEEL'S BAR-B-Q

FORT SMITH, ARKANSAS

LASER GUEST HENDRIX & REDDICK, INC.
ARCHITECT PLANNERS

FLOOR PLAN

3102

1-19-94

1 2

Diagram A. Proposed Floor Plan Option 1	Diagram B. Proposed Floor Plan Option 2

PROPOSED FLOOR PLAN
KITCHEN AREA = 4,500
SEATING AREA = 4,100
CIRCULATION/TIOL = 2,000
TOTAL AREA = 10,600
PORCH
RAMP
VEST.
KITCHEN
SERVING
DINING

FLOOR PLAN 3102 1-14-94	A NEW FACILITY JERRY NEEL'S BAR-B-Q FORT SMITH, ARKANSAS	LASER GUEST HENDRIX & REDDICK, INC. ARCHITECT & PLANNERS	1 2

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the year ending July 31, 2008 that were not reported in a current report on Form 8-K.

***The remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “JKAN”.  Although we are listed on the OTCBB, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock. There are 1,686,000 shares of common stock that could be sold by the selling shareholders according to Rule 144.  The CUSIP number for our common stock is 46620T 1 09.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of July 31, 2008 and July 31, 2007 and for the years then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Quick Link to Table of Contents

Table 1.0  Selected Financial Data

	Years Ended July 31,
	2008	2007
Revenue	1,122,492	1,091,377
Total Operating Expenses	1,117,642	1,073,832
Income From Operations	4,850	17,545
Other Income (Expense)	(1,790)	(460)
Benefit (Provision For Income Taxes)	(4,577)	(995
Net Income (Loss) Per Share Of Common Stock	(0.001)	(0.012)

Total Assets	220,849	189,412
Total Liabilities	194,335	161,381
Total Stockholders' Equity	26,514	28,031

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

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

Quick Link to Table of Contents

General

J-Kan, Inc. specializes in a quick-service style sit-down barbeque restaurant catering to a local clientele.  J-Kan has been doing business under their current name of Jerry Neel’s Bar-B-Q since they took control in 1998.  Prior to this, the restaurant operated under the same name but was corporately owned by Neel’s Food service, Inc.

It is our intention to refurbish our current restaurant when we have the necessary funds.  While it is our intention to raise funds through a private offering of our stock, there is no certainty that we will be able to raise any funds from such an offering. We then plan to seek a private company that specializes in franchising to determine the feasibility of expanding to 210 metropolitan areas across the United States.  We believe it is critical to have a company experienced in franchising assist us in determining if franchising is right for our operation.   Management believes that it will need $500,000 to attract a company experienced in restaurant franchising.  This estimate is based on the management experience as well as Internet research.

However, to date we have not generated sufficient profits to cover our expansion.  Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of July 31, 2008, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We are attempting to locate a broker to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any discussions with any company regarding a possible business combination.

Sources of Revenue

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

When and if we raise sufficient capital, we will purchase equipment and upgrade our facilities and equipment.  Management believes it will spend approximately $150,000 on the following changes and upgrades:

•

upgrade the current building interior to include new lavatories, toilets and tile on walls and floors

•

replace all lighting and sewer drains

•

painting, patching and repairing walls

•

new dining room carpet

•

replace ceiling tile and insulation

Quick Link to Table of Contents

•

replace cash registers with Micros Register Systems

•

remove old broken concrete and replace with asphalt

•

Software upgrades for cash registers

(i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

While we have the necessary cash and revenue to satisfy our cash requirements for the more than the next twelve months, this would not include any of our plans for expansion to a second facility or even the upgrades to our current facility. In the event we obtain additional capital in the amount of $150,000, we will be able to begin refurbishing our present location. Our failure to market and promote our restaurant will harm our business and future financial performance. If we are unable to increase our revenues we likely will not have the funds to pursue any potential franchising of our restaurant. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we will not expand our operations. We do not know whether we will issue stock for capital we hope to raise or use our stock to secure loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, none of our officers or directors has specifically agreed to pay our expenses should we need such assistance.

For the year ending July 31, 2008 as compared to 2007, our revenue increased minimally by approximately $36,000 or 3.3%. Our cash available at the end of the year July 31, 2008 increased from July 31, 2007 by $35,526.  Our percentage of expenses to revenue ratio for the period ending July 31, 2008 was approximately ninety-nine percent (99.6%).  In the year ended July 31, 2007 this ratio was approximately ninety-eight (98%).  The implementation of our business strategy is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately. The major parts of the strategy to be implemented will be the remodeling of the current facility and then the securing the second location to begin construction.

Our cash flows, revenue and profits are sufficient to sustain our current operations. We need to raise capital to allow for expansion; however, there is no certainty that we will be able to raise any funds.

(ii) Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the development of our proposed new location and possibly new menu offering our services. However, we do plan to market ourselves aggressively while considering these changes.

(a) Marketing Plan

Our marketing plan is relatively simple.  We have operated by word-of-mouth for over thirty years with minimal advertising.  For our current location we will continue to rely on satisfied customers.  We will monitor changes in consumer’s tastes and take any corrective action where necessary in the event we are forced to make menu changes.

For our proposed location we will develop an advertising campaign that will include the use of coupons to draw new customers.  Since we draw customers from four (4) counties we will include these counties in our advertising campaign.  We will continue to depend on our current customers for referrals for our new facility.

For our catering service we will keep the same marketing/sales as we presently have.  We have not had to advertise specifically for our catering as it has developed its own drawing over the last thirty (30) years.

Quick Link to Table of Contents

(b) Other Markets

During our thirty years of operations we have developed our target market. Our reputation for high quality and fast and convenient service have led to our continued existence.  These two factors contributed to our success both in terms of longevity and profitability. Our new restaurant will be responsible for more fully developing our present geographic market as well as any potentially new market.

(iii) Any expected purchase or sale of plant and significant equipment?

We do plan on purchasing a new piece of real estate to build a new facility on as well as the purchase of equipment.  If, however, we are able to raise over $200,000 in capital through a private offering, we would begin to invest a minimum of $57,000 to upgrade our current restaurant.  Our current restaurant is in need of upgrading, and employs fully depreciated equipment.  We have three (3) smokers, original cost $30,000 each; a food processor, original cost $3,000; a cash register system, original cost $25,000; two (2) convection ovens, original cost $3,500 each; a steamer, original cost $15,000; and six (6) vehicles that are used in our catering business.  All of our equipment is fully paid for and depreciated except for our vehicles.

(iv) Employees

Currently, there are twenty-four (24) employees, fifteen (15) full-time at J-Kan, Inc.  This includes the officers and directors who work in the restaurant as well as run the corporation.

(v) Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of .  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

The benefit (provision) for income taxes consists of the following:

	2008	2007
Current Taxes $	(3,577)	$(4,005)
Deferred Taxes	(1,000)	5,000
	$(4,577)	$995

Quick Link to Table of Contents

The net deferred tax amounts included in the accompanying Consolidated Balance Sheets include the following:

	2008	2007
Deferred tax liability – noncurrent $	8,000	$7,000

The deferred tax liability results from the use of accelerated methods of depreciation of property and equipment for tax purposes.

The provision for income taxes differs from that computed by applying Federal statutory rates to income before provision for income taxes because of the effects of graduated tax rates, state income taxes, and nondeductible expenses.

Income taxes paid during each year ended  amounted to $-0- and $25,514, respectively.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	REVENUE	TOTAL EXPENSES	NET INCOME (LOSS)
July 31, 2008	$ 1,122,492	$ 1,117,642	$ (1,517)
July 31, 2007	$ 1,091,377	$ 1,073,832	$ 18,080

Liquidity and Capital Resources

As of July 31, 2008, we had cash and cash equivalents of $60,217.

During our over thirty (30) years of operation our menu has remained constant with relatively little change.  This is due to management concentrating its efforts in what it does best, Bar-B-Q.  While there have been changes in our costs of purchases to produce our meals, we have increased our prices in proportion to the increase of our costs.  This has allowed us to remain what we believe is price competitive with the two primary national chains located in our town.  Because of the specialty nature of our menu offering and the fact the national chains do not compete directly with our menu offering we believe that our customers have adapted to our price increases with relative ease.

Quick Link to Table of Contents

Results of Operations for the years ended July 31, 2008 and 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Years Ended July 31,

	2008	2007	Change	% Change
REVENUE
Restaurant and catering sales	$ 1,122,492	1,086,339	$ 36,153	3.3%
Gain on disposal of equipment	-	5,038	$ (5,038)	-100.0%
	1,122,492	1,091,377	$ 31,115	2.9%
OPERATING EXPENSES
Advertising	15,608	11,218	$ 4,390	39.1%
Automobile	15,133	9,833	$ 5,300	53.9%
Bad debt	2,750	-	$ 2,750	100.0%
Bank charges	19,875	16,358	$ 3,517	21.5%
Continuing education	6,892	524	$ 6,368	1215.3%
Contract labor	2,139	1,414	$ 725	51.3%
Contributions	2,000	3,000	$ (1,000)	-33.3%
Depreciation	32,209	39,001	$ (6,792)	-17.4%
Dues and subscriptions	2,201	1,457	$ 744	51.1%
Freight	14	-	$ 14	100.0%
Insurance, general	21,646	18,642	$ 3,004	16.1%
Insurance, health	21,643	31,744	$ (10,101)	-31.8%
Insurance, life	7,450	7,400	$ 50	0.7%
Laundry, linen and uniforms	6,743	3,876	$ 2,867	74.0%
Legal and accounting	30,707	100,684	$ (69,977)	-69.5%
Miscellaneous	760	-	$ 760	100.0%
Payroll taxes	25,366	22,608	$ 2,758	12.2%
Postage	449	439	$ 10	2.3%
Purchases	472,307	394,022	$ 78,285	19.9%
Rent	30,504	55,559	$ (25,055)	-45.1%
Repairs and maintenance	18,500	13,313	$ 5,187	39.0%
Salaries	288,916	263,712	$ 25,204	9.6%
Security	692	796	$ (104)	-13.1%
Supplies	19,606	14,924	$ 4,682	31.4%
Taxes and licenses	7,851	4,796	$ 3,055	63.7%
Telephone	15,539	14,660	$ 879	6.0%
Travel and entertainment	13,877	5,348	$ 8,529	159.5%
Utilities	36,265	38,504	$ (2,239)	-5.8%
	1,117,642	1,073,832	$ 43,810	4.1%
INCOME FROM OPERATIONS	4,850	17,545	$ (12,695)	-72.4%
OTHER INCOME (EXPENSE)
Other income	126	1,646	$ (1,520)	-92.3%
Interest expense	(1,916)	(2,106)	$ 190	9.0%
	(1,790)	(460)	$ (1,330)	-289.1%
INCOME BEFORE BENEFIT (PROVISION)
FOR INCOME TAXES	3,060	17,085	$ (14,025)	-82.1%
BENEFIT (PROVISION) FOR INCOME TAXES	(4,577)	995	$ (5,572)	-560.0%
NET INCOME (LOSS)	$ (1,517)	$ 18,080	$ (19,597)	-108.4%
NET INCOME (LOSS) PER SHARE OF
COMMON STOCK	$ (0.001)	$ 0.012	$ (0)	-107.2%

Quick Link to Table of Contents

Revenues. For the year ended July 31, 2008, revenues were $1,122,492, compared to $1,091,377 for the year ended July 31, 2007, a nominal 3.3% increase.

Operating Expenses. Expenses increased by $ 43,810 to $1,117,642 for the year ended July 31, 2008 from $1,073,832 for the year ended July 31, 2007.  A large portion of this increase can be attributed to Marisu Neel’s increased participation in the operation of our Company.  Her salary increased to $29,200 from $6,167 for the years ended July 31, 2008 and 2007, respectively.  Ms. Neel is our Treasurer and a Director.  As a percentage of revenues, our cost of revenue was 99.6% for the year ended July 31, 2008, an increase from 98.4% for the year ended July 31, 2007.

Income (Loss) from Operations. For the year ended July 31, 2008 and 2007, we incurred a profit of $4,850 and of $17,545, respectively, a decline of $12,695. Although our legal and accounting fees decreased by $ 69,977, we had an increase in other expenses, such as salaries and purchases due primarily to the increased cost of living year.

Income before Taxes. Income before taxes for the year ended July 31, 2008 was $3,060.  Income before taxes as a percentage of revenues was (0.3%) for the year ended July 31, 2008.

Provision for Income Taxes.  We allocated a provision of $4,577 and a benefit of $995 for income taxes for July 31, 2008 and July 31, 2007, respectively.

Net Income. As a result of the factors described above, net income decreased from $18,080 for the year ended July 31, 2007 to ($1,517) for the year ended in 2008.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2006, we engaged Randall N. Drake, C.P.A., ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Quick Link to Table of Contents

ITEM 9A(T)—CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Jerry Neel, Jr., our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-K.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Neel concluded that, as of July 31, 2008 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

*** Remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 4.0 Directors and Executive Officers

Name	Age	Position
Jerry Neel, Jr.	49	President, Secretary and Chairman of the Board of Directors (1)
Jerry Neel, Sr.	74	Director (2)
Marisu Neel	44	Treasurer/Director (3)
Sandra Neel	70	Director/Treasurer(4)

(1) This is the first Directorship of a reporting company held by Mr. Neel.

(2) This is the first Directorship of a reporting company held by Mr. Neel.

(3) This is the first Directorship of a reporting company held by Ms. Neel.

(4) This is the first Directorship of a reporting company held by Ms. Neel.

Background of Executive Officers and Directors

- Jerry Neel, Jr. has served as our President/Chairman of the Board of Directors and President since June of 1998. Mr. Neel began his tenure at the company being responsible for all of the day-to-day operations, including sales, running of the food preparation area, menu selections, food ordering and the maintenance of the equipment. The responsibility of hiring and training all new employees fell on Mr. Neel. He developed the necessary company manual providing all the policies and procedures of the company. In coordination with his accountants he set the internal controls over the accounting and financial management of the company.

Mr. Neel assures that subordinates have proper job descriptions and understand their responsibilities and duties.  The daily operational controls for safety and sanitation standards are set by Mr. Neel as well as maintaining proper inventory to assure less waste.  In the event a key employee is absent Mr. Neel must fill and perform the functions of the absent employee.

- Jerry Neel, Sr. was the original founder of Jerry Neel’s Barbeque with his wife Sandra in 1976.  With his wife they operated all facets of the restaurant and built the business to over a $550,000 a year restaurant.  As a Director, Mr. Neel, Sr. brings his thirty years of operational experience to the corporation to assist with strategic direction as well as day to day issues.  He helps to set standards for performance and is able to monitor activities to make sure corrective action is taken by the Board of Directors where necessary.

- Marisu Neel, the wife of our President Jerry Neel, Jr. has the prime responsibility for handling the daily receipts and balancing the cash and cash register tapes.  She coordinates the monthly accounting with the outside accountants for preparation of financial statements.  She handles the balancing of the monthly bank statements and coordinates with the Board of Directors the strategy of managing excess cash on a monthly basis.

-Sandra Neel is the wife of Jerry Neel, Sr. and was one of the original founders of the restaurant.  As a Director she brings her vast experience as a restaurant owner to the restaurant on a daily basis.  She is the person who keeps close contact with ensuring that when something needs to be done during a daily shift it gets done.  She has the authority to direct personnel to make sure every customer leaves happy.  She is an integral part of the team and tries to identify and isolate problems so they can be resolve quickly.

Quick Link to Table of Contents

Legal Proceedings

We are not currently a party to any legal proceedings nor are any contemplated by us at this time.

ITEM 11.—EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years July 31, 2008 and 2007, and whose salary and bonus exceeded $100,000 for the fiscal years ended July 31, 2008 and 2007, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 5.0 Summary Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jerry Neel, Jr. (1), President, Secretary and Chairman of the Board of Directors	2008	42,302.76	-0-	-0-	-0-	-0-	-0-	-0-	42,302.76
	2007	51,580.00	-0-	7.00	-0-	-0-	-0-	2,013.00	53,600.00
Jerry Neel, Sr. (2), Director	2008	20,307.56	-0-	-0-	-0-	-0-	-0-	-0-	20,307.56
	2007	20,307.56	-0-	7.00	-0-	-0-	-0-	-0-	20,314.56
Marisu Neel (3), Treasurer/Director	2008	29,200.65	-0-	-0-	-0-	-0-	-0-	-0-	29,200.65
	2007	6,166.75	-0-	7.00	-0-	-0-	-0-	2,013.00	8,186.75
Sandra Neel (4), Director	2008	6,769.10	-0-	-0-	-0-	-0-	-0-	-0-	6,769.10
	2007	6,769.10	-0-	7.00	-0-	-0-	-0-	-0-	6,776.10

(1) There is no employment contract with Jerry “Jake” Neel, Jr. at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(2) There is no employment contract Jerry Neel, Sr. at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(3) There is no employment contract with Marisu Neel at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

(4) There is no employment contract with Sandra Neel at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors are unpaid.  On October 11, 2006, the Board of Directors authorized the issuance of stock awards of 700 shares at par value for each Officer and Director for accepting their officer and director positions.  Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Jerry Neel, Jr., Mr. Jerry Neel, Sr., Marisu Neel and Sandra Neel. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Quick Link to Table of Contents

Outstanding Equity Awards At Fiscal Year-End.

There were no unexercised options; stock that had not vested; or equity incentive plan awards for any of our Directors or Officers in the last two years.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of November 15, 2006, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 1.0 (See "Selling Security Holders") have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 6.0 Beneficial Ownership

		Amount and Nature of Beneficial Ownership		Percent of Class (1) (2)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Jerry Neel, Jr. (1) 10708 Kent Ct. Ft. Smith, AR 72908	1,028,000	828,000	60.97%	49.11%
Common Stock	Jerry Neel, Sr. 3619 Southview Dr. Ft. Smith, AR 72903	28,000	0	1.66%	0.00%
Common Stock	Marisu Neel 10708 Kent Ct. Ft. Smith, AR 72908	28,000	0	1.66%	0.00%
Common Stock	Sandra Neel 3619 Southview Dr. Ft. Smith, AR 72903	28,000	0	1.66%	0.00%
Common Stock	All Executive Officers and Directors as a Group (1)	1,112,000	828,000	65.95%	49.11%

(1) The percentages are based on a Before-Offering total of 1,686,000 shares of common stock issued and outstanding as of the date of this prospectus and the assumption that all of the 858,000 shares that we are registering for our selling security holders' shares are sold.

(2) All of the figures presented have given retroactive effect to the stock split that occurred on November 15, 2006.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

J-Kan, Inc. is a holding company that owns one hundred percent (100%) of the stock in a related corporation, Neel’s Food Service, Inc.  Other than this transaction, to the best of our knowledge there are no transactions involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.  The officers and directors of the current holding company J-Kan, Inc. are related to the former owners.  Jerry Neel, Sr. and his wife Sandra Neel sold all of their stock in Neel’s Food service, Inc. in 1998 to their son Jerry Neel, Jr. and his wife Marisu to run the restaurant, smokehouse and catering service.

Quick Link to Table of Contents

At , the Company had a note payable of $19,500 to a stockholder.  This note is unsecured, non-interest bearing, and no formal repayment arrangements have been established with the stockholder.  Repayment of the note is not anticipated within the current period.

At , the Company had a receivable from a stockholder of $24,007 and $21,160, respectively.  This receivable is unsecured, non-interest bearing, and no repayment terms have been established.

During the year ended July 31, 2007, the Company leased a building from a stockholder under an operating lease. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003. On January 1, 2008, this lease agreement was cancelled and a new lease agreement requiring monthly payments of $1,000, expiring November 1, 2010, was entered into with the stockholder.  The Company is required to pay all executory costs such as property taxes, maintenance, and insurance on the property under lease. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. Rent paid to a stockholder for the year ended , amounted to $27,721 and $52,000, respectively.  Rent payable to a stockholder amounted to $10,000 for each of the years ended  and .

At , the minimum lease payments under the terms of the lease agreement were as follows:

Year ending July 31,

2009	12,000
2010	3,000

At July 31, 2008 and 2007, one shareholder, Jerry Neel, Jr., owned approximately 60% of the Company’s outstanding common stock and had the effective power to control the vote on substantially all significant matters without the approval of the other stockholders.

Between November 21, 2006 and November 27, 2006 the Company sold shares of the Company’s stock.  Certain family members of our officers and directors purchased shares.  Each individual executed a subscription agreement and provided a check for the purchase of their shares.  The following is a list of each of these related persons:

Table 7.0 Related Shareholders

Name of security holder	Shares beneficially owned as of the date of this prospectus (1)(2)	Position, office or other material relationship to the company within last three years
Jerry Neel, Jr.	1,028,000	President, Secretary, Director, Husband of Vice-President
Marisu Neel	28,000	Vice-President, Treasurer, Director, Wife of President
Jerry Neel, Sr.	28,000	Director, Father of President, Husband of Director Sandra Neel
Sandra Neel	28,000	Director, Mother-in-Law of President, Wife of Director Jerry Neel, Sr.
Rodney Neel	14,000	Brother of President
Caroline Neel	14,000	Sister-in-law of President
J. Scott Neel	14,000	Brother of President
Dennis Neel	14,000	Brother of President
Katelyn Neel	14,000	Daughter of President
Natalie Neel	14,000	Daughter of President
Greg Gipson	14,000	Brother-in-law of President
Karen Gipson	14,000	Sister of President
Virginia Hatcher	14,000	Mother of Director Marisu Neel

Quick Link to Table of Contents

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Randall Drake, C.P.A. for fiscal 2008 and 2007:

Table 8.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2008	$9,500.00	0	0	0	$9,500.00
2007	$8,000.00	0	0	0	$8,000.00

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our President Jerry Neel, Jr., for our audit committee financial expert as defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Neel as both our company President and our audit committee financial expert is not detrimental to the Company. Mr. Neel has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Neel has gained this expertise through his formal education and experience as our President for over ten years and working for our predecessor with his father before that. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

*** Remainder of this page intentionally left blank***

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of J-Kan, Inc. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at July 31, 2008 and July 31, 2007

•

Statements of Operations for the years ended July 31, 2008 and July 31, 2007

•

Statements of Stockholders’ Equity for the years ended July 31, 2008 and July 31, 2007

•

Statements of Cash Flows for the years ended July 31, 2008 and July 31, 2007

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3(i)

Certificate of Amendment to Articles of Incorporation,

Filed on February 9, 2007 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.

3(ii)	Articles of Incorporation Filed on February 9, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
3(iii)	By-Laws Filed on February 9, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on May 16, 2007 as Exhibit 4 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
10	Building Lease Filed on May 16, 2007 as Exhibit 10 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
14	Code of Ethics Filed on February 9, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
23	Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A. Filed herewith
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J-KAN, INC.

Dated: October 17, 2008
Jerry Neel, Jr.
Chief Executive Officer

Dated: October 17,, 2008
Jerry Neel, Jr.
Chief Financial Officer

Quick Link to Table of Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of J-Kan, Inc. and Subsidiary:

We have audited the accompanying balance sheets of J-Kan, Inc and subsidiary as of July 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended July 31, 2008 and 2007. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J-Kan, Inc. and subsidiary as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

Randall N. Drake, CPA, PA

Randall N. Drake, CPA, PA

Clearwater, Florida

October 15, 2008

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of July 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 60,217	$ 24,691
Accounts receivable	7,534	11,425
Inventory	14,914	8,950
Prepaid excise taxes	-	832
Prepaid income taxes	5,345	11,304

Total Current Assets	88,010	57,202

PROPERTY AND EQUIPMENT
Vehicles	141,131	111,140
Storage buildings	1,589	1,589
Equipment	105,568	105,568
Furniture and fixtures	8,550	8,550
Signs	12,110	12,110
Leasehold improvements	27,889	27,889

	296,837	266,846
Less accumulated depreciation	191,286	159,077

	105,551	107,769

OTHER ASSETS
Deposits and memberships	3,281	3,281
Accounts receivable - stockholder	24,007	21,160

	27,288	24,441

Total Assets	$ 220,849	$ 189,412

**continued on next page**

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of July 31, 2008 and 2007

(Continued)

	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 27,303	$ 18,334
Accounts payable	70,019	63,051
Income taxes payable	494	-
Accrued payroll	10,108	16,809
Accrued payroll taxes withheld and payable	9,157	5,260
Accrued expenses	10,000	24,392

Total Current Liabilities	127,081	127,846

LONG-TERM LIABILITIES
Long-term debt	39,754	7,035
Note payable - stockholder	19,500	19,500
Deferred income taxes	8,000	7,000

Total Long-Term Liabilities	67,254	33,535

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
authorized 100,000,000; issued
and outstanding 1,686,000 shares	843	843
Retained earnings	25,671	27,188

Total Stockholders' Equity	26,514	28,031

Total Liabilities and
Stockholders' Equity	$ 220,849	$ 189,412

See accompanying notes and accountant’s report

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended July 31, 2008 and 2007

	2008	2007
REVENUE
Restaurant and catering sales	$ 1,122,492	1,086,339
Gain on disposal of equipment	-	5,038

	1,122,492	1,091,377

OPERATING EXPENSES
Advertising	15,608	11,218
Automobile	15,133	9,833
Bad debt	2,750	-
Bank charges	19,875	16,358
Continuing education	6,892	524
Contract labor	2,139	1,414
Contributions	2,000	3,000
Depreciation	32,209	39,001
Dues and subscriptions	2,201	1,457
Freight	14	-
Insurance, general	21,646	18,642
Insurance, health	21,643	31,744
Insurance, life	7,450	7,400
Laundry, linen and uniforms	6,743	3,876
Legal and accounting	30,707	100,684
Miscellaneous	760	-
Payroll taxes	25,366	22,608
Postage	449	439
Purchases	472,307	394,022
Rent	30,504	55,559
Repairs and maintenance	18,500	13,313
Salaries	288,916	263,712
Security	692	796
Supplies	19,606	14,924
Taxes and licenses	7,851	4,796
Telephone	15,539	14,660
Travel and entertainment	13,877	5,348
Utilities	36,265	38,504

	1,117,642	1,073,832

INCOME FROM OPERATIONS	4,850	17,545

**continued on next page**

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended July 31, 2008 and 2007

(Continued)

	2008	2007
OTHER INCOME (EXPENSE)
Other income	126	1,646
Interest expense	(1,916)	(2,106)

	(1,790)	(460)

INCOME BEFORE BENEFIT (PROVISION)
FOR INCOME TAXES	3,060	17,085

BENEFIT (PROVISION) FOR INCOME TAXES	(4,577)	995

NET INCOME (LOSS)	$ (1,517)	$ 18,080

NET INCOME (LOSS) PER SHARE OF
COMMON STOCK	$ (0.001)	$ 0.012

See accompanying notes and accountant’s report

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended July 31, 2008 and 2007

							Total
	Common Stock				Retained		Stockholders'
	Shares		Amount		Earnings		Equity
BALANCE, AUGUST 1, 2006	1,000,000		$ 500		$ 9,108		$ 9,608

Net Income	-		-		18,080		18,080

Issue of common stock (Note 1)	34,300		343		-		343

20:1 stock split (Note 1)	651,700		-		-		-

BALANCE, JULY 31, 2007	1,686,000	#	843	#	27,188	#	28,031

Net Loss	-		-		(1,517)		(1,517)

BALANCE, JULY 31, 2008	1,686,000		$ 843		$ 25,671		$ 26,514

See accompanying notes and accountant’s report

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended July 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (1,517)	$ 18,080
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	32,209	39,001
Gain on disposal of equipment	-	(5,038)
Deferred income taxes	1,000	(5,000)
Changes in:
Accounts receivable	3,891	2,069
Inventory	(5,964)	(175)
Prepaid excise taxes	832	(832)
Prepaid income taxes	5,959	(11,304)
Accounts payable	6,968	39,415
Income taxes payable	494	(10,205)
Accrued payroll	(6,701)	2,005
Accrued payroll taxes withheld and payable	3,897	(5,838)
Accrued interest	-	(750)
Accrued expenses	(14,392)	3,104

Total adjustments	28,193	46,452

Net Cash From Operating Activities	26,676	64,532

CASH FLOWS FROM INVESTING ACTIVITIES
Change in accounts receivable - stockholder	(2,847)	(20,178)
Purchases of property and equipment	(29,991)	(23,380)
Proceeds from disposition of equipment	-	30,059

Net Cash (Used For) Investing Activities	(32,838)	(13,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	343
Proceeds from issuance of long-term debt	62,872	-
Principal payments on long-term debt	(21,184)	(33,628)

Net Cash From (Used For) Financing Activities	41,688	(33,285)

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,526	17,748

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,691	6,943

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 60,217	$ 24,691

See accompanying notes and accountant’s report

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008 and 2007

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

Property and Equipment

Property and equipment is stated at cost.  Depreciation of property and equipment is computed on the straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one and one half years.  At , the Company had fully depreciated assets still in service with an approximate cost of $103,000 and $88,000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  At , inventory consisted of food, beverage, and paper goods.

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

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At , the Company had no cash equivalents.

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008 and 2007

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each year.  The net income (loss) per share of common stock was $(0.001) and $0.012, respectively, for the years ended  based on the weighted average shares of outstanding common stock of 1,686,000 and 1,450,724, respectively.

NOTE 2:  RELATED PARTY TRANSACTIONS

At , the Company had a note payable of $19,500 to a stockholder.  This note is unsecured, non-interest bearing, and no formal repayment arrangements have been established with the stockholder.  Repayment of the note is not anticipated within the current period.

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008 and 2007

(Continued)

NOTE 2:  RELATED PARTY TRANSACTIONS – Continued

At , the Company had a receivable from a stockholder of $24,007 and $21,160, respectively.  This receivable is unsecured, non-interest bearing, and no repayment terms have been established.

During the year ended July 31, 2007, the Company leased a building from a stockholder under an operating lease. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003. On January 1, 2008, this lease agreement was cancelled and a new lease agreement requiring monthly payments of $1,000, expiring November 1, 2010, was entered into with the stockholder.  The Company is required to pay all executory costs such as property taxes, maintenance, and insurance on the property under lease. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. Rent paid to a stockholder for the year ended , amounted to $27,721 and $52,000, respectively.  Rent payable to a stockholder amounted to $10,000 for each of the years ended  and .

At , the minimum lease payments under the terms of the lease agreement were as follows:

Year ending July 31,

2009	$ 12,000
2010	3,000

At , one shareholder owned approximately 60% of the Company’s outstanding common stock and had the effective power to control the vote on substantially all significant matters without the approval of the other stockholders.

NOTE 3:  INCOME TAXES

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of .  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

The benefit (provision) for income taxes consists of the following:

	2008	2007
Current taxes	$ (3,577)	$ (4,005)
Deferred taxes	(1,000)	5,000
	$ (4,577)	$ 995

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008 and 2007

(Continued)

NOTE 3:  INCOME TAXES - Continued

The net deferred tax amounts included in the accompanying Consolidated Balance Sheets include the following:

	2008	2007
Deferred tax liability – noncurrent	$ 8,000	$ 7,000

The deferred tax liability results from the use of accelerated methods of depreciation of property and equipment for tax purposes.

The provision for income taxes differs from that computed by applying Federal statutory rates to income before provision for income taxes because of the effects of graduated tax rates, state income taxes, and nondeductible expenses.

Income taxes paid during each year ended  amounted to $-0- and $25,514, respectively.

NOTE 4:  LONG-TERM DEBT

Long-term debt consists of:	2008	2007
Notes payable to related parties, uncollateralized, due in annual installments	$ 21,723	$ 3,223
0% note payable to Toyota Financial, collateralized by automobile, due in monthly installments of $784	26,654	-
2.9% note payable to GMAC, collateralized by automobile, due in monthly installments of $596, including interest	7,035	13,869
8.96% note payable to bank, collateralized by automobile, due in monthly installments of $1,416, including interest	-	8,277
8.5% note payable to bank, collateralized by automobile, due in monthly installments of $750, including interest	11,645	-
	67,057	25,369
Less current portion	27,303	18,334
	$ 39,754	$ 7,035

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008 and 2007

(Continued)

NOTE 4:  LONG-TERM DEBT - Continued

Long-term debt maturities are as follows:

Year ending July 31,

2009	$ 27,303
2010	31,130
2011	8,624

Interest paid during the years ended  amounted to $1,916 and $2,856, respectively.

NOTE 5:  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company had no noncash investing and financing activities during the year ended July 31, 2008.

The Company had noncash investing and financing activities during the year ended July 31, 2007 as follows:

Purchase price of property and equipment	$23,380
Cash paid	(23,380)
Amount financed	-
Proceeds from equipment disposed	30,059
Original cost of equipment disposed	(297,122)
Accumulated depreciation on equipment disposed	272,101
Gain on disposal of equipment	(5,038)
$-

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

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

Quick Link to Table of Contents

J-KAN, INC. and SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008 and 2007

(Continued)

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair values of the Company’s financial instruments as of  are as follows:

2008

2007

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash and cash equivalents

$ 60,217

$ 60,217

$ 24,691

$ 24,691

Accounts receivable

7,534

7,534

11,425

11,425

Accounts payable

(70,019)

(70,019)

(63,051)

(63,051)

Long-term debt

(67,057)

(67,057)

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

NOTE 7:  CURRENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Quick Link to Table of Contents

EXHIBIT INDEX

Exhibit No.	Description
3(i)

Certificate of Amendment to Articles of Incorporation,

Filed on February 9, 2007 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.

3(ii)	Articles of Incorporation Filed on February 9, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
3(iii)	By-Laws Filed on February 9, 2007 as Exhibit 3.2 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
4	Form of Stock Subscription Agreement Filed on May 16, 2007 as Exhibit 4 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
10	Building Lease Filed on May 16, 2007 as Exhibit 10 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
14	Code of Ethics Filed on February 9, 2007 as Exhibit 14 to the registrant's Registration Statement on Form SB-2 (File No. 333-140567) and incorporated herein by reference.
23	Consent of Independent Registered Public Accounting Firm, Randall N. Drake, C.P.A. Filed herewith
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith