Form 10-Q
period 2008-10-31
J-KAN, INC.
filed 2008-12-15
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .   Yes  ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of  October 31, 2008: 1,686,000

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

Exhibit Index

Quick Links to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, Florida 33760

Phone: (727) 536-4863

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of J-Kan, Inc. and Subsidiary

We have reviewed the accompanying balance sheet of J-Kan, Inc. and subsidiary as of October 31, 2008 and the related statements of operations and cash flows for the three-month periods ended October 31, 2008 and 2007. These financial statements are the responsibility of the company’s management.

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

Randall N. Drake, CPA, PA
Randall N. Drake, CPA, PA

Clearwater, Florida

December 3, 2008

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Balance Sheets

October 31, 2008 and July 31, 2008

	OCTOBER 31, 2008	JULY 31, 2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 49,298	$ 60,217
Accounts receivable	7,855	7,534
Inventory	15,225	14,914
Prepaid income taxes	-	5,345

Total Current Assets	72,378	88,010

PROPERTY AND EQUIPMENT
Vehicles	141,131	141,131
Storage buildings	1,589	1,589
Equipment	105,568	105,568
Furniture and fixtures	8,550	8,550
Signs	12,110	12,110
Leasehold improvements	27,889	27,889

	296,837	296,837
Less accumulated depreciation	200,166	191,286
	96,671	105,551

OTHER ASSETS
Deposits and memberships	3,281	3,281
Accounts receivable - stockholder	21,507	24,007

	24,788	27,288

Total Assets	$ 193,837	$ 220,849

See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Balance Sheets

October 31, 2008 and July 31, 2008

 (Continued)

	OCTOBER 31, 2008	JULY 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$ 23,546	$ 27,303
Accounts payable	58,925	70,019
Income taxes payable	494	494
Accrued payroll	3,625	10,108
Accrued payroll taxes withheld and payable	10,232	9,157
Accrued expenses	13,000	10,000

Total Current Liabilities	109,822	127,081

LONG-TERM LIABILITIES
Long-term debt	37,402	39,754
Note payable - stockholder	-	19,500
Deferred income taxes	9,000	8,000

Total Long-Term Liabilities	46,402	67,254

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
authorized 100,000,000; issued
and outstanding 1,686,000 shares	843	843
Retained earnings	36,770	25,671

Total Stockholders' Equity	37,613	26,514

Total Liabilities and
Stockholders' Equity	$ 193,837	$ 220,849

See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Three Months Ended October 31, 2008 and 2007

OCTOBER 31, 2008		OCTOBER 31, 2007
(Unaudited)		(Unaudited)
REVENUE
Restaurant and catering sales	$ 284,924	$ 283,651

OPERATING EXPENSES
Advertising	6,113	3,436
Automobile	4,988	4,808
Bank charges	5,093	4,732
Contract labor	120	754
Depreciation	8,880	8,149
Dues and subscriptions	799	755
Insurance, general	-	4,104
Insurance, health	3,354	7,301
Insurance, life	1,850	1,850
Laundry, linen and uniforms	2,390	2,615
Legal and accounting	15,760	18,134
Miscellaneous	74	196
Payroll taxes	6,248	6,442
Postage	53	104
Purchases	115,170	135,762
Rent	3,151	12,950
Repairs and maintenance	3,733	2,575
Salaries	75,922	74,881
Security	128	231
Supplies	4,020	4,356
Taxes and licenses	1,387	3,928
Telephone	2,250	3,158
Travel and entertainment	3,230	1,687
Utilities	10,344	8,989
	275,057	311,897

INCOME (LOSS) FROM OPERATIONS	9,867	(28,246)

OTHER INCOME (EXPENSE)
Other income	2,512	-
Interest expense	(280)	(364)
	2,232	(364)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	12,099	(28,610)

PROVISION FOR INCOME TAXES	(1,000)	(2,000)

NET INCOME (LOSS)	$ 11,099	$ (30,610)

NET INCOME (LOSS) PER SHARE OF
COMMON STOCK	$ 0.01	$ (0.02)

See accompanying notes and accountant's report.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Three Months Ended October 31, 2008 and 2007

	OCTOBER 31, 2008	OCTOBER 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 11,099	$ (30,610)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	8,880	8,149
Deferred income taxes	1,000	2,000
Changes in:
Accounts receivable	(321)	(3,193)
Inventory	(311)	-
Prepaid excise taxes	-	832
Prepaid income taxes	5,345	(791)
Accounts payable	(11,094)	37,140
Accrued payroll	(6,483)	6,513
Accrued payroll taxes withheld and payable	1,075	(2,090)
Accrued expenses	3,000	(4,252)

Total adjustments	1,091	44,308

Net Cash From Operating Activities	12,190	13,698

CASH FLOWS FROM INVESTING ACTIVITIES
Change in accounts receivable - stockholder	2,500	5,927

Net Cash From Investing Activities	2,500	5,927

CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable - stockholder	(19,500)	-
Principal payments on long-term debt	(6,109)	(4,409)

Net Cash (Used For) Financing Activities	(25,609)	(4,409)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,919)	15,216

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,217	24,691

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 49,298	$ 39,907

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  At October 31, 2008 and July 31, 2008, inventory consisted of food, beverage, and paper goods.

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

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  At October 31, 2008 and July 31, 2008, the Company had no cash equivalents.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each year.  The net income (loss) per share of common stock was $0.01 and $(0.02), respectively, for the three months ended October 31, 2008 and 2007 based on the weighted average shares of outstanding common stock of 1,686,000.

NOTE 2:  RELATED PARTY TRANSACTIONS

At October 31, 2008 and July 31, 2008, the Company had a note payable of $-0- and $19,500, respectively, to a stockholder.  This note was unsecured, non-interest bearing, and had no formal repayment arrangements established with the stockholder.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(Continued)

NOTE 2:  RELATED PARTY TRANSACTIONS - Continued

At October 31, 2008 and July 31, 2008, the Company had a receivable from a stockholder of $21,507 and $24,007, respectively.  This receivable is unsecured, non-interest bearing, and no repayment terms have been established.

The Company leases a building from a stockholder under an operating lease. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003. On January 1, 2008, this lease agreement was cancelled and a new lease agreement requiring monthly payments of $1,000, expiring November 1, 2010, was entered into with the stockholder.  The Company is required to pay all executory costs such as property taxes, maintenance, and insurance on the property under lease. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. Rent paid to a stockholder for the three months ended October 31, 2008 and 2007, amounted to $3,000 and $12,000, respectively.  Rent payable to a stockholder amounted to $13,000 and $10,000, respectively at October 31, 2008 and July 31, 2008, and is included in accrued expenses on the Balance Sheets.

At October 31, 2008, the minimum lease payments under the terms of the lease agreement were as follows:

Twelve month period ending October 31,

2009

$ 12,000

2010

12,000

At October 31, 2008 and July 31, 2008, one shareholder owned approximately 100% of the Company’s outstanding common stock and had the effective power to control the vote on substantially all significant matters without the approval of the other stockholders.

NOTE 3:  INCOME TAXES

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of October 31, 2008 and July 31, 2008.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(Continued)

NOTE 3:  INCOME TAXES - Continued

The provision for income taxes for the three months ended October 31, 2008 and 2007 consists of the following:

 2008

2007

Deferred taxes

$

 1,000

$

2,000

As of October 31, 2008 and July 31, 2008, the net deferred tax amounts included in the accompanying Consolidated Balance Sheets include the following:

2008

2007

Deferred tax liability – noncurrent

$

9,000

$

8,000

The deferred tax liability results from the use of accelerated methods of depreciation of property and equipment for tax purposes.

The provision for income taxes differs from that computed by applying Federal statutory rates to income before provision for income taxes because of the effects of graduated tax rates, state income taxes, and nondeductible expenses.

No income taxes were paid by the Company during the three months ended October 31, 2008 and 2007.

NOTE 4:  LONG-TERM DEBT

Long-term debt consists of:

October 31,

   July 31,

    2008

  2008

Notes payable to related parties, uncollateralized,

  due in annual installments

$

21,723

$

21,723

0% note payable to Toyota Financial, collateralized

  by automobile, due in monthly installments

  of $784

24,302

26,654

2.9% note payable to GMAC, collateralized

  by automobile, due in monthly installments

  of $596, including interest

5,295

7,035

8.5% note payable to bank, collateralized

  by automobile, due in monthly installments

  of $750, including interest

9,628

11,645

60,948

67,057

 Less current portion

23,546

27,303

$

37,402

$

39,754

NOTE 4:  LONG-TERM DEBT - Continued

Long-term debt maturities are as follows:

Twelve month period ending October 31,

2009

$

23,546

2010

31,130

2011

6,272

Interest paid during the three months ended October 31, 2008 and 2007 amounted to $280 and $364, respectively.

Quick Links to Table of Contents

J-KAN, INC. AND SUBSIDIARY

Notes To Consolidated Financial Statements

(Continued)

NOTE 5:  NONCASH INVESTING AND FINANCING ACTIVITIES

The Company had no noncash investing and financing activities during the three months ended October 31, 2008 and 2007.

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

The estimated fair values of the Company’s financial instruments as of October 31, 2008 and July 31, 2008 are as follows:

October 31,

    July 31,

 2008

2008

Carrying

Fair

Carrying

Fair

Amount

Value

Amount

Value

Cash and cash equivalents

$ 49,298

$ 49,298

$ 60,217

$ 60,217

Accounts receivable

7,855

7,855

7,534

7,534

Accounts payable

(58,925)

(58,925)

(70,019)

(70,019)

Long-term debt

(60,948)

(60,948)

(67,057)

(67,057)

NOTE 6:  FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

Results of Operations

General

The following table shows our revenues, expenditures and net income for the three month periods ended October 31, 2008 and October 31, 2007.

Table 4.0 Revenues, Expenditures and Net Income

Three months Ended (Unaudited)	REVENUE	EXPENSES	NET INCOME (LOSS)
October 31, 2008	$ 284,924	$ 275,057	$ 9,867
October 31, 2007	$ 283,651	$ 311,897	$ (28,246)

Operating Results for the three months Ended October 31, 2008 Compared To October 31, 2007 (Unaudited)

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the periods indicated in dollars.

Quick Links to Table of Contents

J-Kan, Inc. and Subsidiary

Consolidated Statement of Operations

For the Three months Ended October 31, 2008 and 2007

UNAUDITED

	Three months Ended 10/31/2008	Three months Ended 10/31/2007	Change	% Change
REVENUE
Restaurant and catering sales	$ 284,924	$ 283,651	$ 1,273	0.4%
OPERATING EXPENSES
Advertising	6,113	3,436	2,677	78%
Automobile	4,988	4,808	180	4%
Bank charges	5,093	4,732	361	8%
Contract labor	120	754	(634)	-84%
Depreciation	8,880	8,149	731	9%
Dues and subscriptions	799	755	44	6%
Insurance, general	-	4,104	(4,104)	-100%
Insurance, health	3,354	7,301	(3,947)	-54%
Insurance, life	1,850	1,850	-	0%
Laundry, linen and uniforms	2,390	2,615	(225)	-9%
Legal and accounting	15,760	18,134	(2,374)	-13%
Miscellaneous	74	196	(122)	-62%
Payroll taxes	6,248	6,442	(194)	-3%
Postage	53	104	(51)	-49%
Purchases	115,170	135,762	(20,592)	-15%
Rent	3,151	12,950	(9,799)	-76%
Repairs and maintenance	3,733	2,575	1,158	45%
Salaries	75,922	74,881	1,041	1%
Security	128	231	(103)	-45%
Supplies	4,020	4,356	(336)	-8%
Taxes and licenses	1,387	3,928	(2,541)	-65%
Telephone	2,250	3,158	(908)	-29%
Travel and entertainment	3,230	1,687	1,543	91%
Utilities	10,344	8,989	1,355	15%
	275,057	311,897	(36,840)	-12%
INCOME (LOSS) FROM OPERATIONS	9,867	(28,246)	38,113	-135%
OTHER INCOME (EXPENSE)
Other income	2,512	-	2,512	100%
Interest expense	(280)	(364)	84	-23%
	2,232	(364)	2,596	-713%
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	12,099	(28,610)	40,709	-142%
PROVISION FOR INCOME TAXES	(1,000)	(2,000)	1,000	-50%
NET INCOME (LOSS)	$ 11,099	$ (30,610)	$ 41,709	-136%
NET INCOME (LOSS) PER SHARE OF COMMON STOCK	$ 0.01	$ (0.02)	$ 0.02	-136%

Revenues. For the three months ended October 31, 2008, revenues were $284,924 compared to $283,651 for the three months ended October 31, 2007, a nominal 0.4% increase.

Operating Expenses. Expenses decreased by $ 36,840 to $75,057 for the three months ended October 31, 2008 from $311,897 for the three months October 31, 2007.  As a percentage of revenues, our cost of revenue was 97% for the three months ended October 31, 2008, a decrease from 110% for the three months ended October 31, 2007.   This nominal decrease is primarily due to a decrease in purchases and the decrease in rent, which is discussed further in Note 2 in the Notes to the Financial Statements

Quick Links to Table of Contents

Income (Loss) from Operations. For the three months ended October 31, 2008 and 2007, we incurred a profit of $9,867 and a loss of $28,246, respectively, an increase of $38,113. As discussed above, this nominal increase is primarily due to a decrease in purchases and the decrease in rent, which is discussed further in Note 2 in the Notes to the Financial Statements.

Income before Taxes. Income before taxes for the three months ended October 31, 2008 was $12,099.  Income before taxes as a percentage of revenues was 4.2% for the three months ended October 31, 2008.

Provision for Income Taxes.  We allocated a provisions of  $1,000 and $2,000 for income taxes for October 31, 2008 and October 31, 2007, respectively.

Net Income. As a result of the factors described above, net income increased from $(30,610) for the three months ended October 31, 2007 to $11,099 for the same period in 2008.

Liquidity and Capital Resources

As of October 31, 2008, we had cash and cash equivalents of $30,217.

We have not generated sufficient profits to cover our expansion. Accordingly, we must raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.  As of October 31, 2008, we have been unsuccessful in our endeavors to obtain investors.  We are exploring other options to raise capital.  We are attempting to locate a broker to assist the company in raising additional capital or completing a business combination to increase shareholder value.  As of the date of this report we have not entered into any discussions with any company regarding a possible business combination.

Quick Links to Table of Contents

Cash Flow for three months ended October 31, 2008 compared to October 31, 2007 (Unaudited)

The following table provides the statements of net cash flows for the periods presented in this filing:

J-Kan, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended October 31, 2008 and 2007

UNAUDITED

	Three months Ended 10/31/2008	Three months Ended 10/31/2008	Change	%Change
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 11,099	$ (30,610)	41,709	136%
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation	8,880	8,149	731	9%
Deferred income taxes	1,000	2,000	(1,000)	-50%
Changes in:
Accounts receivable	(321)	(3,193)	2,872	90%
Inventory	(311)	-	(311)	-100%
Prepaid excise taxes	-	832	(832)	100%
Prepaid income taxes	5,345	(791)	6,136	776%
Accounts payable	(11,094)	37,140	(48,234)	-130%
Accrued payroll	(6,483)	6,513	(12,996)	-200%
Accrued payroll taxes withheld and payable	1,075	(2,090)	3,165	151%
Accrued expenses	3,000	(4,252)	7,252	171%
Total adjustments	1,091	44,308	(43,217)	-98%
Net Cash From Operating Activities	12,190	13,698	(1,508)	-11%
CASH FLOWS FROM INVESTING ACTIVITIES
Change in accounts receivable - stockholder	2,500	5,927	(3,427)	-58%
Net Cash From Investing Activities	2,500	5,927	(3,427)	-58%
CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable - stockholder	(19,500)	-	(19,500)	100%
Principal payments on long-term debt	(6,109)	(4,409)	(1,700)	39%
Net Cash (Used For) Financing Activities	(25,609)	(4,409)	(21,200)	481%
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,919)	15,216	(26,135)	-172%
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,217	24,691	35,526	144%
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 49,298	$ 39,907	9,391	24%

Operating Activities.  For the three months ended October 31, 2008 and 2007, our operating activities provided $12,190 and $13,698, respectively.

Investing Activities.  For the three month period ended October 31, 2008 we had an increase in cash from investing activities of $2,500. This is positive but $3,427 less than the $5,927 cash provided during the three month period ended October 31, 2007.

Financing Activities.  Net cash used from financing activities in the three month periods ended October 31, 2008 and 2007 totaled $25,609 and $4,409, respectively. The decrease in the cash used for financing activities was attributable to the retirement of debt.

Quick Links to Table of Contents

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision and with the participation of our management, including Jerry W. Neel, Jr., our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q.   Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, Mr. Neel concluded that, as of October 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the nine-month period ending October 31, 2008 that were not reported in a current report on Form 8-K.

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

J-KAN, INC.

Dated: December 11, 2008	/s/Jerry W. Neel, Jr.
Jerry W. Neel, Jr.
Chief Executive Officer and Chief Financial Officer