Form 10-K
J-KAN, INC.
filed 2009-03-31
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 31, 2008 to December 31, 2008

Commission File No. 333-141022

TrinityCare Senior Living, Inc.
(Formerly J-KAN, INC.)
 (Exact name of small business issuer as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

227 East Edgewood Avenue Friendswood, TX 77546	77546
(Address of principal executive offices)	(Zip Code)

J-Kan, Inc. 1823 Phoenix Avenue Ft. Smith, Arkansas 72903
(Former name, former address, if changed since last report)

Tel: (281) 482-9700
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of March 25, 2009:  10,978,267

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I

ITEM 1. BUSINESS

Background Information

J-Kan, Inc. (the Company) was incorporated on September 4, 1998 in Arkansas.  Neel’s Food Services, Inc., a wholly owned subsidiary, operates as Jerry Neel’s BBQ Restaurants.  The Company’s operations are in Fort Smith, Arkansas and the surrounding areas.

Effective January 15, 2009 J-Kan, Inc. signed a definitive agreement to combine with TrinityCare Senior Living
LLC (“TrinityCare”). Trinity Care is a privately operator of senior living facilities.  The business combination was completed effective at the close of business on February 16, 2009.  As a result of the merger, the members of TrinityCare (the “TrinityCare Equityholders”) will own a majority of the voting stock of J-Kan, Inc. TrinityCare will be the successor company.

The information provided in this filing reflects the activity of the existing, predecessor Company, (J-Kan, Inc. and Subsidiaries) as of December 31, 2008.

Business Operations

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

Quick-casual restaurants are primarily distinguished by the following characteristics:

•
·Quick-service. Meals are ordered prior to receiving food. In some cases, payment may be made at a separate station from where the order was placed. Also, servers may bring orders to the customer’s table.

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

•	Quick-service restaurants are distinguished by the following characteristics:

o
High speed of service and efficiency. Quick-service restaurants typically have order taking and cooking platforms designed specifically to order, prepare and serve menu items with speed and efficiency. Fast and consistent food service is a characteristic of quick-service restaurants.

o	Convenience. Quick-service restaurants are typically located in places that are easily accessed and convenient to customers’ homes, places of work and commuter routes.

o	Value prices. At quick-service restaurants, average check amounts are generally lower than other major segments of the restaurant industry.

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

(4) Our Competition

We have three (3) major competitors.  All are part of national chain restaurant systems.  Friday’s, Applebee’s and Chili’s are all located in Ft. Smith.  While none of the three (3) offers a specialty barbeque menu, they do have select items that would compete with ours.  Our price point per meal competes well as does our per meal portion.  Our average customer spends $7.50 and we average 533 meals a day for just over $100,000 in revenue per month.  We have two (2) primary differences from our competition.  First, we currently close on Sundays.  This means we have approximately fifty-two (52) days per year of untapped revenue.  Second, we do not serve alcohol.  By changing these two competitive positions we believe that we could increase our annual revenue by over $400,000.00.  We have made no plans to serve alcohol or to open on Sundays; however, we will consider either option in the future if necessary to maintain or increase shareholder value.

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

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own or have any domain names, patents, trademarks, licenses (other than the usual business license), franchises, concessions, royalty agreements or labor contracts. However, in the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. We intend to trademark our logo and the “Jerry Neel’s Bar-B-Q” name.

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

We are subject to the Federal Fair Labor Standards Act and various state laws governing such matters as:
•	minimum wage requirements; ·
•	overtime; and
•	other working conditions and citizenship requirements.

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

(12) Our Employees

As of December 31, 2008 there are twenty-four (24) employees at J-Kan, Inc., fifteen (15) of which are full-time.

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

Business Development

Effective January 15, 2009 J-Kan, Inc. signed a definitive agreement to combine with TrinityCare Senior Living
LLC (“TrinityCare”). Trinity Care is a privately operator of senior living facilities.  The business combination was completed effective at the close of business on February 16, 2009.  As a result of the merger, the members of TrinityCare (the “TrinityCare

Equityholders”) will own a majority of the voting stock of J-Kan, Inc. TrinityCare will be the successor company.

Successor Company:

TrinityCare Senior Living partners with churches and developers to develop own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

The company is a rapidly growing business, with three successful facilities in Texas and Tennessee, with expansion into Louisiana and the Southeastern part of the United States. It offers community living services, including meals, housekeeping, laundry, transportation, social, spiritual and recreational activity, and health care monitoring, as well as access to health screenings, such as blood pressure checks; periodic special services, including influenza inoculations; dietary health management programs; and ongoing exercise and fitness classes.

The company also offers coordination with physician care, ambulation assistance, bathing, dressing, eating, grooming, and personal hygiene services; maintenance services; and special memory care services, such as services for residents with certain forms of dementia or Alzheimer's disease.

ITEM 1A.   RISK FACTORS

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

The quick-casual and quick-service restaurant segments are highly competitive and can be materially adversely affected by many factors, including:
•	changes in local, regional or national economic conditions;
•	changes in demographic trends;
•	changes in consumer tastes;
•	changes in traffic patterns;
•	increases in fuel prices, including a continuation of the current relatively higher levels of gasoline prices;
•	consumer concerns about health and nutrition;
•	increases in the number of, and particular locations of, competing restaurants;
•	inflation;
•	increases in utility costs;
•	increases in the cost of food, such as beef and chicken, and packaging;

•	consumer dietary considerations;
•	increased labor costs, including healthcare and minimum wage requirements;
•	regional weather conditions; and
•	the availability of experienced management and hourly-paid employees.
•	the inability to fund refurbishment;
•	costs that exceed budgeted amounts;
•	delays in completion of construction during our remodeling;
•	the inability to obtain all necessary zoning and construction permits;
•	achieving desired revenue or cash flow levels;
•	incurring substantial unrecoverable costs in the event remodeling is abandoned prior to completion; ·
•	changes in governmental rules, regulations and interpretations; and
•	changes in general economic and business conditions.

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

Negative publicity about food quality, illness, injury or other health concerns (including health implications of obesity and Tran fatty acids) or similar issues stemming from one restaurant or a number of restaurants could materially adversely affect us, regardless of whether they pertain to our own restaurant or to restaurants owned or operated by other companies. For example, health concerns about the consumption of beef or chicken or specific events such as the outbreak of “mad cow” disease or “avian” flu could lead to changes in consumer preferences, reduce consumption of our products and adversely affect our financial performance. These events could reduce the available supply of beef or chicken or significantly raise the price of beef or chicken.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

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

ITEM 3.      LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the five month period ending December 31, 2008 that were not reported in a current report on Form 8-K.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “JKAN” for the reporting period.  Although we are listed on the OTCBB, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock. There were 56,200 shares (1,686,000 shares pre-split) of common stock that could be sold by the selling shareholders according to Rule 144.  The CUSIP number for our common stock is 46620T 1 09.

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “JKAN”, subsequently changed to “TCSR”.   The Company received its "Notice of Effectiveness" on February 14, 2008.    The Company's stock has commenced trading on the exchange in the August 2008.

	High		Low
Fiscal Year 2008
First quarter ended March 31, 2008	$	NA	$	NA
Second quarter ended June 30, 2008	$	NA	$	.NA
Third quarter ended September 30, 2008		$4.23		$3.00
Fourth quarter ended December 31, 2008		$4.23		$4.23

Note:  Per share prices reflect post-split

Approximate Number of Equity Security Holders

On March 25, 2009 the Company's common stock had a closing price quotation of 1.80.   As of December 31, 2008, there were approximately 45 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2008 and 2007 and for the five month periods then ended are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

Selected Financial Data

	Five Months Ended December 31,
	2008	2007
Revenue	471,970	447,874
Total Operating Expenses	470,876	475,813
Income (Loss) From Operations	1,094	-27,939
Other Income (Expense)	1,997	-887
Benefit (Provision For Income Taxes)	1,000	3,000
Net Income (Loss) Per Share Of Common Stock	$0.00	$(0.02)

Total Assets	201,111	212,399
Total Liabilities	172,506	216,194
Total Stockholders' Equity	28,605	-3,795

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Results of Operations

For the five months ended December 31, 2008 and 2007.

Revenues

For the five months ended December 31, 2008 and 2007 we generated revenues of $471,970, and $447,874, respectively from our restaurant operations.   The increase was due to competitive pricing of quality food alternative.

Operating Expenses

Operating costs were incurred in the amount of $470,876 and $475,813 for the five months ended December 31, 2008 and 2007, respectively.   The slight decrease was attributable to cost reductions, specifically food costs.

Net Income (Loss)

The Company recognized net income of $2,091 for the five months ended December 31, 2008, compared to a net loss in the amount of $31,826 for the five month period ended December 31, 2007.  The increase was due to the cobined efforts to increase sales and slight reduction in operating expenses.  At this time, normal costs of   public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through cash generated by the operating revenue.  We believe we can currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues from our private placement and sales.  However, management plans to increase revenue in order to sustain operations for at least the next twelve months.

At December 31, 2008 the Company had adequate cash resources to meet current obligations.  Management believes that actions occurring subsequent to the year end will benefit shareholder value.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.   Management considered this objective in the acceptance of the merger offer.

Effective January 15, 2009 J-Kan, Inc. signed a definitive agreement to combine with TrinityCare Senior Living
LLC (“TrinityCare”). Trinity Care is a privately operator of senior living facilities.  The business combination was completed effective at the close of business on February 16, 2009.  As a result of the merger, the members of TrinityCare (the “TrinityCare Equityholders”) will own a majority of the voting stock of J-Kan, Inc. TrinityCare will be the successor company.  See Subsequent Event section that follows.

Subsequent Events
Acquisition or Disposition of Assets
Effective January 15, 2009 J-Kan, Inc. signed a definitive agreement to combine with TrinityCare Senior Living
LLC (“TrinityCare”). Trinity Care is a privately operator of senior living facilities.

The business combination was consummated effective at the close of business on the 16th day of February, 2009.
As a result of the merger, the members of TrinityCare (the “TrinityCare Equityholders”) own a majority of the voting stock of J-Kan, Inc.

In accordance with the terms of the agreement, the following occurred:
•	The majority shareholders of J-KAN cancelled 1,000,000 shares in exchange for the deposed assets and liabilities of the pre-merger operating subsidiary;
•	Members of TrinityCare were issued shares of Series A Convertible Stock that represent approximately 97.44% of the outstanding equity and voting rights after taking into account the issuance;
•	TrinityCare insiders were issued 8,000,000 shares, under the reorganization plan;
•	An additional 1,205,400 shares were issued at closing to individuals as part of the consideration of the merger;
•	The Successor Company subsequently converted existing debt to equity, requiring the issuance of an additional 1,750,000 shares;
•
In connection with the closing activities, TrinityCare paid the majority shareholders of J-Kan $150,000 for due diligence, closing and other incurred expenses.  In addition, agreed to pay $6,000 for costs associated with SEC filings, legal, accounting and winding-down expenses.

Reincorporation
The reorganization has been approved by the shareholders of J-Kan.  Additional information about the reorganization and TrinityCare is contained in J-Kan’s Current Report on Form 8-K dated February 9, 2009, which was filed with the SEC.

As a result of the business combination, the Company reincorporated in the State of Nevada and adopted the Nevada Articles of Incorporation.

Our authorized capital consists of 100,000,000 shares of common stock, $.01 par value. As of July 31, 2008, there were 56,200 shares (1,686,000 pre-split shares) of our common stock issued and outstanding. The authorized capital of J-Kan Nevada also consists of 100,000,000 shares of common stock, $.001 par value per share as well as 20,000,000 shares of preferred stock. Except for the authorization to issue 20,000,000 shares of preferred stock, the reincorporation will not affect our total number of authorized shares, number of shareholders, stockholder’s equity or total capitalization. We have no present intention to issue any of the newly authorized shares of preferred stock.

Common Stock
Under the reincorporation the authorized common stock, $.01 par value, remains unchanged at 100,000,000. Each share of our common stock is entitled to one vote.

Preferred Stock
The Nevada Articles of Incorporation authorizes the issuance of up to 20,000,000 shares of serial preferred stock, without any action on the part of the stockholders. Shares of our serial preferred stock with voting rights could be issued and would then represent an additional class of stock required for shareholder approval of a transaction. If the board of directors determined to issue an additional class of voting preferred stock it could dilute the voting rights of the holders of common stock and have preference over the common stock as to dividends or distributions in liquidation of the Company.

Change in Directors
Donald W. Sapaugh, Chief Executive Officer of TrinityCare was appointed Director, Chairman, and Chief Executive Officer.  Joe M. Wiley was appointed Chief Financial Officer, Director, Secretary, and Treasurer.  Jerry W. Neel, Jr., Jerry W. Neel, Sr., Marisu Neel, and Sandra Neel, directors of J-Kan, Inc. have resigned from these positions with the parent company.

Reverse Stock Split
A 1:30 common share reduction was effective immediately after the completion of the business merger.  There will be approximately 8,922,867 outstanding common share equivalents.  Approximately 8,900,000 common share equivalents (97.44%) will be held by the present TrinityCare Shareholders and approximately 22,867 common shares (2.56%) will be held by the present J-Kan shareholders.

Name Change
Effective February 16, 2009, J-Kan, Inc. changed its name to TrinityCare Senior Living, Inc.

Change in fiscal year end
Upon the completion of the business merger and the adoption of the new Articles of Incorporation, the Company elected to change its fiscal year end from July 31 to December 31.  The change in fiscal years required the issuance of a transition reporting period, therefore the statement of operations in the financial statements represent the activities of J-Kan for the five month period August 1, 2008 through December 31, 2008. The change in the fiscal year was effectuated to coincide with revenue cycles and conformity with comparable industry reporting.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2008 and 2007, which are contained in this filing, the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

TrinityCare Senior Living, Inc.
Formally J-Kan, Inc. and Subsidiary

As of December 31, 2008 and 2007 and
for the Five Months Ended December 31, 2008 and 2007

Contents

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6/F-7
Notes to Financial Statements	F-8 through F-14

Randall N. Drake, C.P.A., P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

Board of Directors
TrinityCare Senior Living, Inc. (formally J-Kan, Inc. and Subsidiaries)
Friendswood, TX

We have audited the accompanying balance sheets of TrinityCare Senior Living, Inc. (formally J-Kan, Inc. and Subsidiaries) as of December 31, 2008 and July 31, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the five month period ended December 31, 2008 and twelve months ended July 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and July 31, 2008 and the results of its operations and its cash flows for the five month period ended December 31, 2008 and twelve months ended July 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Randall N. Drake, CPA PA
Clearwater, Florida
March 30, 2009

TRINITYCARE SENIOR LIVING, INC.
FORMERLY J-KAN, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,		July 31,
	2008	2007	2008
	(audited)	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69,560	$73,026	$60,217
Accounts receivable	9,860	11,413	7,534
Inventory	15,400	8,950	14,914
Prepaid income taxes	618	12,096	5,345

Total Current Assets	95,438	105,485	88,010

PROPERTY AND EQUIPMENT
Vehicles	141,131	111,140	141,131
Storage buildings	1,589	1,589	1,589
Equipment	106,695	105,568	105,568
Furniture and fixtures	8,550	8,550	8,550
Signs	12,110	12,110	12,110
Leasehold improvements	27,889	27,889	27,889

	297,964	266,846	296,837
Less accumulated depreciation	206,120	172,498	191,286

	91,844	94,348	105,551

OTHER ASSETS
Deposits and memberships	3,281	3,281	3,281
Accounts receivable - stockholder	10,548	9,285	24,007

	13,829	12,566	27,288

Total Assets	$201,111	$212,399	$220,849

The accompanying notes are an integral part of these financial statements

	December 31,		July 31,
	2008	2007	2007
	(audited)	(unaudited)	(audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$22,482	$25,717	$27,303
Accounts payable	69,656	82,965	70,019
Income taxes payable	494	-	494
Accrued payroll	16,756	11,671	10,108
Accrued payroll taxes and payable	9,068	10,489	9,157
Accrued expenses	10,000	30,000	10,000

Total Current Liabilities	128,456	160,842	127,081

LONG-TERM LIABILITIES
Long-term debt	35,050	25,852	39,754
Note payable - stockholder	-	19,500	19,500
Deferred income taxes	9,000	10,000	8,000

Total Long-Term Liabilities	44,050	55,352	67,254

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
authorized 100,000,000; issued
and outstanding 1,686,000 shares	843	843	843
Retained earnings (accumulated deficit)	27,762	(4,638)	25,671

Total Stockholders' Equity	28,605	(3,795)	26,514

Total Liabilities and
Stockholders' Equity	$201,111	$212,399	$220,849

The accompanying notes are an integral part of these financial statements

TRINITYCARE SENIOR LIVING, INC.
FORMALLY J-KAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	for the five months ended		for the twelve months ended
	December 31,		July 31,
	2008	2007	2008	2007
	(audited)	(unaudited)	(audited)	(audited)
REVENUE
Restaurant and catering sales	$71,970	$447,874	$1,122,492	$1,086,339

OPERATING EXPENSES
Advertising	8,436	5,372	15,608	11,218
Automobile	2,494	2,808	15,133	9,833
Bad Debt			2,750	-
Bank charges	8,713	7,684	19,875	16,358
Contract labor	576	825	2,139	1,414
Depreciation	14,834	13,421	32,209	39,001
Insurance	10,499	21,460	50,739	57,786
Laundry, linen and uniforms	3,329	3,306	6,743	3,876
Legal and accounting	21,329	18,260	30,707	100,684
Office and Miscellaneous	1,484	2,297	13,008	6,216
Payroll taxes	12,087	9,736	25,366	22,608
Purchases	190,519	216,669	472,307	394,022
Rent	6,798	21,219	30,504	55,559
Repairs and maintenance	5,386	5,381	18,500	13,313
Salaries	149,717	113,232	288,916	263,712
Supplies	8,355	8,568	19,606	14,924
Taxes and licenses	2,323	3,928	7,851	4,796
Telephone	2,926	5,861	15,539	14,660
Travel and entertainment	4,817	1,963	13,877	5,348
Utilities	16,254	13,823	36,265	38,504
	470,876	475,813	1,117,642	1,073,832
INCOME (LOSS) FROM OPERATIONS	1,094	(27,939)	4,850	12,507

OTHER INCOME (EXPENSE)
Other income	2,512	-	126	6,684
Interest expense	(515)	(887)	(1,916)	(2,106)
	1,997	(887)	(1,790)	4,578

INCOME (LOSS) BEFORE INCOME TAXES	3,091	(28,826)	3,060	17,085
PROVISION FOR INCOME TAXES	1,000	3,000	4,577	(995)
NET INCOME (LOSS)	$2,091	$(31,826)	$(1,517)	$18,080

NET INCOME (LOSS) PER SHARE	$0.001	$(0.019)	$(0.001)	$0.012

TRINITYCARE SENIOR LIVING, INC.
FORMALLY J-KAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
FIVE MONTHS ENDED DECEMBER 31, 2008 AND 2007

			(Accumulated
			Deficit)	Total
	Common Stock		Retained	Stockholders'
	Shares	Amount	Earnings	Equity

BALANCE, JULY 31, 2007 (audited)	56,200	$843	$27,188	$28,031

Net Loss, for the five months ended December 31, 2007 (unaudited)	-	-	(31,826)	(31,826)

BALANCE, DECEMBER 31, 2007 (audited)	56,200	$843	$(4,638)	$(3,795)

BALANCE, JULY 31, 2008 (audited)	56,200	$843	$25,671	$26,514

Net Income, for the five months ended December 31, 2008 (audited)	-	-	2,091	2,091

BALANCE, DECEMBER 31, 2008 (audited)	56,200	$843	$27,762	$28,605

The accompanying notes are an integral part of these financial statements

TRINITYCARE SENIOR LIVING, INC.
FORMALLY J-KAN, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	for the five months ended		for the twelve months ended
	December 31,		July 31,
	2008	2007	2008	2007
	(audited)	(unaudited)	(audited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,091	$(31,826)	$(1,517)	$18,080
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Depreciation	14,834	13,421	32,209	39,001
Gain on disposal of equipment			-	(5,038)
Deferred income taxes	1,000	3,000	1,000	(5,000)
Changes in:
Accounts receivable	(2,326)	12	3,891	2,069
Inventory	(486)	-	(5,964)	(175)
Prepaid excise taxes	-	(832)	832	(832)
Prepaid income taxes	4,727	872	5,959	(11,304)
Accounts payable	(363)	19,914	6,968	39,415
Income taxes payable			494	-10205
Accrued payroll	6,648	(5,138)	(6,701)	2,005
Accrued payroll taxes withheld and payable	(89)	5,229	3,897	(5,838)
Accrued interest			-	(750)
Accrued expenses	-	5,608	(14,392)	3,104
Total adjustments	23,945	42,086	28,193	46,452

Net Cash Provided By Operating	26,036	10,260	26,676	64,532

CASH FLOWS FROM INVESTING ACTIVITIES
Change in accounts receivable - stockholder	13,459	11,875	(2,847)	(20,178)
Purchases of property and equipment	(1,127)	-	(29,991)	(23,380)
Proceeds from disposition of assets			-	30,059
Net Cash Provided By Investing	12,332	11,875	(32,838)	(13,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	-	34,500	-	343
Principal payments on long-term debt	(9,525)	(8,300)	62,872	-
Change in accounts payable - stockholder	(19,500)	-	(21,184)	(33,628)
Net Cash From (Used In) Provided by Financing	(29,025)	26,200	41,688	(33,285)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,343	48,335	35,526	17,748

CASH AND CASH EQUIVALENTS, BEGINNING	60,217	24,691	24,691	6,943
CASH AND CASH EQUIVALENTS, END	$69,560	$73,026	$60,217	$24,691

The accompanying notes are an integral part of these financial statements

TrinityCare Senior Living, Inc.
Formally J-Kan, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

J-Kan, Inc. (the Company) was incorporated on September 4, 1998 in Arkansas.  Neel’s Food Services, Inc., a wholly owned subsidiary, operates as Jerry Neel’s BBQ Restaurants.  The Company’s operations are in Fort Smith, Arkansas and the surrounding areas.

Effective January 15, 2009 J-Kan, Inc. signed a definitive agreement to combine with TrinityCare Senior Living
LLC (“TrinityCare”). Trinity Care is a privately operator of senior living facilities.  The business combination was completed effective at the close of business on February 16, 2009.  As a result of the merger, the members of TrinityCare (the “TrinityCare Equityholders”) will own a majority of the voting stock of J-Kan, Inc. TrinityCare will be the successor company.  See Subsequent Event note.

TrinityCare Senior Living partners with churches and developers to develop own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

The company is a rapidly growing business, with three successful facilities in Texas and Tennessee, with expansion into Louisiana and the Southeastern part of the United States. It offers community living services, including meals, housekeeping, laundry, transportation, social, spiritual and recreational activity, and health care monitoring, as well as access to health screenings, such as blood pressure checks; periodic special services, including influenza inoculations; dietary health management programs; and ongoing exercise and fitness classes.

The company also offers coordination with physician care, ambulation assistance, bathing, dressing, eating, grooming, and personal hygiene services; maintenance services; and special memory care services, such as services for residents with certain forms of dementia or Alzheimer's disease.

Financial Presentation

The financial statements represent a transition period, due to the change in the accounting year from a July 31st to a December 31st year end.   The Company elected to change the fiscal year end due to the subsequent change in ownership and the change in business plan (reverse merger, as described in the subsequent events footnote to these financial statements).

The financial statements presented are those of the predecessor operating company (J-Kan, Inc and Subsidiary).   Future statements, reporting to the Securities and Exchange Commission, will be those of the successor company (TrinityCare Senior Living, Inc.)

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, inventory, accounts payable and note payable to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the note payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The majority of cash is maintained with a major financial institution in the United States.   Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  At December 31, 2008 and 2007, the Company had no cash equivalents.

Accounts Receivable

Accounts receivable consist of amounts due for credit sales to customers.   Revenue for food service is recognized when service is performed.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.  At December 31, 2008 and 2007, inventory consisted of food, beverage, and paper goods.

Property and Equipment

Property and equipment is stated at cost.  Depreciation of property and equipment is computed on the straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one and one half years.  At December 31, 2008 and 2007, the Company had fully depreciated assets still in service with an approximate cost of $105,000 and $94,000, respectively.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes and requires the Company to recognize in their financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not to be sustained under audit, based on the technical merits of the position.

Under this guidance, as of December 31, 2008, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Advertising and Promotions

The Company follows the policy of charging advertising and promotions to expense as incurred.  Advertising expense was $8,436 and $5,372 for the five month periods ended December 31, 2008 and 2007.

Net Income (Loss) Per Share of Common Stock

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

The net income (loss) per share of common stock was $0.03 and $(0.57), respectively, for the five months ended December 31, 2008 and 2007 based on the weighted average shares of outstanding common stock of 56,200 (retroactively restated for the effect of 1:30 reduction of common stock (see Subsequent Events footnote to these financial statements)).

NOTE 2:  RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, the Company had a note payable of $-0- and $19,500, respectively, to a stockholder.  This note was unsecured, non-interest bearing, and had no formal repayment arrangements established with the stockholder.

At December 31, 2008 and 2007, the Company had a receivable from a stockholder of $10,548 and $9,285, respectively.  This receivable is unsecured, non-interest bearing, and no repayment terms have been established.

The Company leases a building from a stockholder under an operating lease. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003. On January 1, 2008, this lease agreement was cancelled and a new lease agreement requiring monthly payments of $1,000, expiring November 1, 2010, was entered into with the stockholder.  The Company is required to pay all executory costs such as property taxes, maintenance, and insurance on the property under lease. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. Rent paid to a stockholder for the five months ended December 31, 2008 and 2007, amounted to $5,000 and $-0-, respectively.  Rent payable to a stockholder amounted to $10,000 and $30,000, respectively at December 31, 2008 and 2007, and is included in accrued expenses on the Balance Sheets.

At December 31, 2008, the minimum lease payments under the terms of the lease agreement were as follows:

Twelve month period ending December 31,

2009                                                      $ 12,000
2010                                                         12,000

At December 31, 2008 and 2007, one shareholder owned approximately 100% of the Company’s outstanding common stock and had the effective power to control the vote on substantially all significant matters without the approval of the other stockholders.  See Note 4 for additional related party balances.

NOTE 3:  INCOME TAXES

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of December 31, 2008 and 2007.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

The provision for income taxes for the five months ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Deferred taxes	$1,000	$3,000

As of December 31, 2008 and 2007, the net deferred tax amounts included in the accompanying Consolidated Balance Sheets include the following:

	2008	2007
Deferred tax liability - noncurrent	$9,000	$10,000

The deferred tax liability results from the use of accelerated methods of depreciation of property and equipment for tax purposes.

The provision for income taxes differs from that computed by applying Federal statutory rates to income before provision for income taxes because of the effects of graduated tax rates, state income taxes, and nondeductible expenses.

Income taxes paid by the Company during the five months ended December 31, 2008 and 2007 amounted to $618 and $-0-, respectively.

NOTE 4:  LONG-TERM DEBT

 Long-term debt consists of:
	2008	2007
Notes payable to related parties, uncollateralized, due in annual installments	$21,723	$21,723
0% note payable to Toyota Financial, collateralized by automobile, due in monthly installments of $784	22,734	-
2.9% note payable to GMAC, collateralized by automobile, due in monthly installments of $596, including interest	4,129	11,046
8.96% note payable to bank, collateralized by automobile, due in monthly installments of $1,416, including interest	-	2,800
8.5% note payable to bank, collateralized by automobile, due in monthly installments of $750, including interest	8,946	16,000
	57,532	51,569
Less current portion	22,482	25,717
	$35,050	$25,852

Long-term debt maturities are as follows:

Twelve month period ending December 31,
2009	$22,482
2010	31,130
2011	3,920

Interest paid during the five months ended December 31, 2008 and 2007 amounted to $515 and $887, respectively.

NOTE 5:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practical to estimate such value:

Cash and cash equivalents -The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts receivable - The carrying value of accounts receivable approximates fair value due to their short-term nature and historical collectability.

Accounts payable - The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

Long-term debt - The fair value of the Company’s long-term debt is estimated by discounting the future cash flow using the Company’s current borrowing rates for similar types and maturities of debt.

The estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	69,560	69,560	73,026	73,026

Accounts receivable	9,860	9,860	11,413	11,413

Accounts payable	(69,656)	(69,656)	(82,965)	(82,965)

Long-term debt	(57,532)	(57,532)	(51,569)	(51,569)

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

NOTE 6:  CURRENT ACCOUNTING DEVELOPMENTS

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

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate that the adoption of FSP FAS 142-3 will have an impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 will not materially impact the Company’s financial condition and results of operations.

NOTE 7:  SUBSEQUENT EVENTS

Acquisition or Disposition of Assets
Effective January 15, 2009 J-Kan, Inc. signed a definitive agreement to combine with TrinityCare Senior Living
LLC (“TrinityCare”). Trinity Care is a privately operator of senior living facilities.

The business combination was consummated effective at the close of business on the 16th day of February, 2009.
As a result of the merger, the members of TrinityCare (the “TrinityCare Equityholders”) own a majority of the voting stock of J-Kan, Inc.

In accordance with the terms of the agreement, the following occurred:
•	The majority shareholders of J-KAN cancelled 1,000,000 shares in exchange for the deposed assets and liabilities of the pre-merger operating subsidiary;
•	Members of TrinityCare were issued shares of Series A Convertible Stock that represent approximately 97.44% of the outstanding equity and voting rights after taking into account the issuance;
•	TrinityCare insiders were issued 8,000,000 shares, under the reorganization plan;
•	An additional 1,205,400 shares were issued at closing to individuals as part of the consideration of the merger;
•	The Successor Company subsequently converted existing debt to equity, requiring the issuance of an additional 1,750,000 shares;
•
In connection with the closing activities, TrinityCare paid the majority shareholders of J-Kan $150,000 for due diligence, closing and other incurred expenses.  In addition, agreed to pay $6,000 for costs associated with SEC filings, legal, accounting and winding-down expenses.

Reincorporation
The reorganization has been approved by the shareholders of J-Kan.  Additional information about the reorganization and TrinityCare is contained in J-Kan’s Current Report on Form 8-K dated February 9, 2009, which was filed with the SEC.

As a result of the business combination, the Company reincorporated in the State of Nevada and adopted the Nevada Articles of Incorporation.

Our authorized capital consists of 100,000,000 shares of common stock, $.01 par value. As of July 31, 2008, there were 56,200 shares (1,686,000 pre-split shares) of our common stock issued and outstanding. The authorized capital of J-Kan Nevada also consists of 100,000,000 shares of common stock, $.001 par value per share as well as 20,000,000 shares of preferred stock. Except for the authorization to issue 20,000,000 shares of preferred stock, the reincorporation will not affect our total number of authorized shares, number of shareholders, stockholder’s equity or total capitalization. We have no present intention to issue any of the newly authorized shares of preferred stock.

Common Stock
Under the reincorporation the authorized common stock, $.01 par value, remains unchanged at 100,000,000. Each share of our common stock is entitled to one vote.

Preferred Stock
The Nevada Articles of Incorporation authorizes the issuance of up to 20,000,000 shares of serial preferred stock, without any action on the part of the stockholders. Shares of our serial preferred stock with voting rights could be issued and would then represent an additional class of stock required for shareholder approval of a transaction. If the board of directors determined to issue an additional class of voting preferred stock it could dilute the voting rights of the holders of common stock and have preference over the common stock as to dividends or distributions in liquidation of the Company.

Change in Directors
Donald W. Sapaugh, Chief Executive Officer of TrinityCare was appointed Director, Chairman, and Chief Executive Officer.  Joe M. Wiley was appointed Chief Financial Officer, Director, Secretary, and Treasurer.  Jerry W. Neel, Jr., Jerry W. Neel, Sr., Marisu Neel, and Sandra Neel, directors of J-Kan, Inc. have resigned from these positions with the parent company.

Reverse Stock Split
A 1:30 common share reduction was effective immediately after the completion of the business merger.  There will be approximately 8,922,867 outstanding common share equivalents.  Approximately 8,900,000 common share equivalents (97.44%) will be held by the present TrinityCare Shareholders and approximately 22,867 common shares (2.56%) will be held by the present J-Kan shareholders.

Name Change
Effective February 16, 2009, J-Kan, Inc. changed its name to TrinityCare Senior Living, Inc.

Change in fiscal year end
Upon the completion of the business merger and the adoption of the new Articles of Incorporation, the Company elected to change its fiscal year end from July 31 to December 31.  The change in fiscal years required the issuance of a transition reporting period, therefore the statement of operations in the financial statements represent the activities of J-Kan for the five month period August 1, 2008 through December 31, 2008. The change in the fiscal year was effectuated to coincide with revenue cycles and conformity with comparable industry reporting.

 ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2006, we engaged Randall N. Drake, C.P.A., ("Drake ") as our independent auditor. He is our first auditor and we have had no disagreements with Drake on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 3008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 3008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and directors and their ages as of March 13, 2009 is as follows:

NAME	AGE	POSITION

Donald W. Sapaugh	49	Director, Chairman, Chief Executive Officer
Joe M. Wiley	62	Chief Financial Officer, Director, Secretary, and Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Donald W. Sapaugh – Mr. Sapaugh has been an executive in the healthcare delivery system since 1978, and as a healthcare executive for almost 30 years. As an innovator of a broad spectrum of care related to the Christian community, Mr. Sapaugh was President and CEO of one of the largest faith based psychiatric management companies in the United States (Rapha Treatment Centers). In 1996, he founded a company devoted to seniors to avoid costly inpatient hospitalization (PremierCare), and partnered with over ten hospitals in six states. Later in 2000, he founded TrinityCare Senior Living, LLC to meet the residential needs of senior adults from a faith based perspective, by partnering with local churches, community resources and ministries. Mr. Sapaugh has an extensive background in development, acquisitions, and mergers. He also has public company experience where he served as Chairman and Chief Executive Officer, as well as a consultant and board member to many public companies.

Joe M. Wiley – Mr. Wiley is a proven and experienced performer specializing in financial and accounting management within the energy sector for over 27 years and has served as a chief financial officer in assisted living since 2003. As a creative innovator, he is well positioned to develop and implement systems for growth within the TrinityCare property management division. He as managed human resources, general accounting, managerial accounting, contract administration and marketing departments and served as team leader on numerous asset development and litigation support projects. Mr. Wiley has served in significant management positions with Marathon Oil Company and as a Vice President with Texas Oil and Gas Corp. and J W Operating Company. Mr. Wiley joined the TrinityCare team in 2003 and has recently obtained his certification as an assisted living facility manager.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of July 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

·        Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·        Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;
·        Full compliance with applicable government laws, rules and regulations;
·        The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
·        Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION
The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2008 and 2007.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended July 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

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

Board of Directors and Committees

Subsequent to December 31, 2008, there was a change in ownership and control.   The officers and directors at the year end subsequently resigned their position.  The Board of Directors during 2008 consisted of Mr. Jerry Neel, Jr., Mr. Jerry Neel, Sr., Marisu Neel and Sandra Neel.  Currently, our Board of Directors consists of Donald W. Sapaugh and Joe M Wiley.  We are actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in previously (See "Selling Security Holders") have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Beneficial Ownership

		Amount and Nature of Beneficial Ownership		Percent of Class (1) (2)
Title of Class	Name and Address of Beneficial Owner	Before Offering	After Offering	Before Offering	After Offering
Common Stock	Jerry Neel, Jr. (1) 10708 Kent Ct. Ft. Smith, AR 72908	34,267	27,600	60.97%	49.11%
Common Stock	Jerry Neel, Sr. 3619 Southview Dr. Ft. Smith, AR 72903	933	0	1.66%	0.00%
Common Stock	Marisu Neel 10708 Kent Ct. Ft. Smith, AR 72908	933	0	1.66%	0.00%
Common Stock	Sandra Neel 3619 Southview Dr. Ft. Smith, AR 72903	933	0	1.66%	0.00%
Common Stock	All Executive Officers and Directors as a Group (1)	37,067	27,600	65.95%	49.11%
(1) The percentages are based on a Before-Offering total of 56,200 (1,686,000 pre-split) shares of common stock issued and outstanding as of the date of this prospectus and the assumption that all of the 27,600 (858,000 pre-split) shares that we are registering for our selling security holders' shares are sold.

(2) All of the figures presented have given retroactive effect to the stock split that occurred, subsequent to December 31, 2008, on January 27, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

At December 31, 2008 and 2007, the Company had a note payable of $-0- and $19,500, respectively, to a stockholder.  This note was unsecured, non-interest bearing, and had no formal repayment arrangements established with the stockholder.

At December 31, 2008 and 2007, the Company had a receivable from a stockholder of $10,548 and $9,285, respectively.  This receivable is unsecured, non-interest bearing, and no repayment terms have been established.

The Company leases a building from a stockholder under an operating lease. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003. On January 1, 2008, this lease agreement was cancelled and a new lease agreement requiring monthly payments of $1,000, expiring November 1, 2010, was entered into with the stockholder.  The Company is required to pay all executory costs such as property taxes, maintenance, and insurance on the property under lease. The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. Rent paid to a stockholder for the five months ended December 31, 2008 and 2007, amounted to $5,000 and $-0-, respectively.  Rent payable to a stockholder amounted to $10,000 and $30,000, respectively at December 31, 2008 and 2007, and is included in accrued expenses on the Balance Sheets.

At December 31, 2008, the minimum lease payments under the terms of the lease agreement were as follows:

Twelve month period ending December 31,

2009                                                      $ 12,000
2010                                                         12,000

At December 31, 2008 and 2007, one shareholder owned approximately 100% of the Company’s outstanding common stock and had the effective power to control the vote on substantially all significant matters without the approval of the other stockholders.  See Note 4 of the notes to the audited financial statements for additional related party balances.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall N. Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the five months ended December 31, 2008 and for the years ended July 31, 2008 and 2007 and for the review of the Company’s financial statements for the periods ended January 31, 2008, April 30, 2008, and October 31, 2008.    Audit fees by year were:

Total
2008	$9,500
2007	$8,000

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the five month period ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)	None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Donald W. Sapaugh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Joe M. Wiley, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Donald W. Sapaugh pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Joe M. Wiley, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TrinityCare Senior Living, Inc. (formally J-Kan, Inc. & Subsidiary)

	By:	/s/ Donald W. Sapaugh
Donald W. Sapaugh
Chief Executive Officer

Dated:	March 30, 2009

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/ Donald W. Sapaugh	Director, Chairman, Chief Executive Officer	March 30, 2009
Donald W. Sapaugh

/s/ Joe M. Wiley	Chief Financial Officer, Director, Secretary, and Treasurer	March 30, 2009
Joe M. Wiley

 Exhibit 31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald W. Sapaugh certify that:

1.	I have reviewed this Annual Report on Form 10-K of TrinityCare Senior Living, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/  Donald W. Sapaugh

Donald W. Sapaugh
Chief Executive Officer

March 31, 2009

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joe M. Wiley certify that:

1.	I have reviewed this Annual Report on Form 10-K of TrinityCare Senior Living, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/  Joe M. Wiley

Joe M. Wiley
Chief Financial Officer

March 31, 2009

Exhibit 32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TrinityCare Senior Living, Inc.(the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donald W. Sapaugh certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Donald W. Sapaugh

Donald W. Sapaugh
Chief Executive Officer

March 31, 2009

Exhibit 32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TrinityCare Senior Living, Inc.(the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joe M. Wiley certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Joe M. Wiley

Joe M. Wiley
Chief Financial Officer

March 31, 2009