Form 10-Q
period 2009-05-19
TRINITYCARE SENIOR LIVING, INC.
filed 2009-05-19
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number: 333-140567

TRINITYCARE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

227 East Edgewood Avenue
Friendswood, TX 77546
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 (281) 482-9700
(ISSUER TELEPHONE NUMBER)

J-Kan, Inc.
1823 Phoenix Avenue
  Ft. Smith, Arkansas 72903
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were ~1,772,883 shares of the Registrant’s common stock outstanding at May 15, 2009.

TRINITYCARE SENIOR LIVING, INC.

Form 10-Q
For the Quarterly Period Ended March 31, 2009

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ENTORIAN TECHNOLOGIES INC. AND ITS MANAGEMENT, AND MAY BE EVIDENCED BY WORDS SUCH AS WE “EXPECT,” “ANTICIPATE,” “TARGET,” “PROJECT,” “BELIEVE,” “GOALS,” “ESTIMATE,” “POTENTIAL,” “PREDICT,” “MAY,” “MIGHT,” “COULD,” “INTEND,” VARIATIONS OF THESE TYPES OF WORDS AND SIMILAR EXPRESSIONS. YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. ENTORIAN TECHNOLOGIES INC. DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

TrinityCare Senior Living, Inc. and Subsidiaries
Balance Sheets

	March 31,	December 31,
	2009 (unaudited)	2008
ASSETS
Cash	$415,751	$546,164
Accounts receivable	121,092	81,620
Prepaid expenses	302,640	258,917
Total Current Assets	839,483	886,701

Property and equipment	16,968,420	16,956,608
Accumulated depreciation	(2,158,100)	(2,015,398)
	14,810,320	14,941,210

Loan costs, net of accumulated amortization	242,708	245,069
Project development costs	40,216	9,120
Deposits and reserves	154,575	271,076
	437,499	525,265
Total Assets	$16,087,302	$16,353,176

LIABILITIES
Accounts payable	$461,273	$482,487
Accrued expenses	272,381	404,122
Deferred revenue	233,059	139,037
Line of credit	79,022	79,022
Current portion of long-term debt	5,751,904	5,661,069
Total Current Liabilities	6,797,639	6,765,737

Mortgage	12,164,427	12,321,991
Notes payable and other debt	937,213	895,229
Derivative liability	265,000	-
Total Long-Term Debt	13,366,640	13,217,220
Total Liabilities	20,164,279	19,982,957

STOCKHOLERS’ EQUITY (DEFICIT)
Preferred stock, $.01 par, 20,000,000 authorized:
Series A, 920,540 and -0- shares issued and outstanding, respectively	9,205	-
Series B, 3,000 and -0- shares issued and outstanding, respectively	30	-
Common stock, $.01 par value, 100,000,000 authorized; 1,772,883 and 56,200 issued and outstanding, respectively	17,729	562
Additional paid in capital	3,744,027	3,971,679
Minority interest	-	-
Accumulated deficit	(7,847,968)	(7,602,022)
Total Equity (Deficit)	(4,076,977)	(3,629,781)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,087,302	$16,353,176

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Statements of Operation
For the Three Months Ended March 31,
(unaudited)

	March 31,
	2009	2008
Revenues:
Resident revenue	1,524,124	1,269,172
Publication revenue	22,877	36,452
Total Revenues	1,547,001	1,305,624

Direct Costs
Direct labor	564,163	599,227
Direct costs of operations	169,131	166,846
Total Direct Costs	733,294	766,073

Gross Profit	813,707	539,551

Operating Costs
Advertising	35,471	32,827
Marketing and Selling	11,625	13,132
Publishing	35,015	31,037
Payroll expenses	132,956	101,432
General and administrative	69,308	46,233
Professional	72,759	44,702
Insurance	45,087	59,194
Rent and facility	244,899	222,709
Depreciation and amortization	155,062	145,218
Total Operating Expenses	802,182	696,484

Operating Income (loss)	11,525	(156,933)

Interest Expense	257,471	259,196

Loss Before Minority Interest	(245,946)	(416,129)
Minority Interest in Loss	-	238,940
Net Loss	$(245,946)	$(177,189)

Loss per share, basic and diluted	$(0.03)	$(3.15)
Basic and diluted weighted average number of common shares	7,825,148	56,200

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(245,946)	$(177,189)
Adjustment to reconcile Net Income to net cash provided by operations:
Minority interest in net operating loss	-	(238,940)
Depreciation and amortization	155,063	145,217
Adjustment to property and equipment	-	105,253
Changes in assets and liabilities:
Accounts receivable	(39,472)	(79,108)
Prepaid expenses	(43,723)	(19,793)
Deposits and reserves	116,501	(2,251)
Accounts payable	(21,214)	(95,327)
Accrued expenses	(131,741)	(459,672)
Deferred revenue	94,022	79,114
Net Cash (Used) by Operating Activities	(116,510)	(742,696)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,812)	(39,121)
Project development costs	(31,096)	(12,460)
Net Cash (Used) by Operating Activities	(42,908)	(51,581)

Cash Flows from Financing Activities:
Loan costs	(10,000)	-
Repayments on mortgages	(66,729)	(4,896,933)
Proceeds from loans	50,000	5,560,103
Repayments on loans	(8,016)	-
Contributions from members	63,750	140,900
Distribution to members	-	-
Net Cash Provided by Operating Activities	29,005	804,070

Net (decrease) increase in Cash	(130,413)	9,793

Cash at beginning of period	546,164	484,316

Cash at end of period	$415,751	$494,109

Supplemental cash flow information:
Interest paid	$257,471	$261,428
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

TrinityCare Senior Living, Inc (“TCSL”) (“The Company”) is the majority owner of a group of senior living facilities.  TCSL is the holding company for the consolidated group.

The Company originally operated its’ senior care facilities under the name of PremierCare Senior Living (1999).  The name was changed to TrinityCare Senior Living, LLC (Louisiana), then in 2005 changed to TrinityCare Senior Living, a Texas LLC.

On January 15, 2009, TCSL merged with J-Kan, Inc, a publicly traded company.  TCSL remained as the surviving entity as the acquired, while J-Kan, Inc. was the accounting acquirer.  As a result of the merger, the members of TCSL (the “TrinityCare Equity-holders”) own a majority of the voting stock of J-Kan, Inc.

Upon the completion of the business merger, the Company changes were made to the Board of Directors; fiscal year end was changed from July 31 to December 31; reincorporated in the State of Nevada; adopted the Nevada Articles of Incorporation; and effected a 1:30 common share reduction.   Effective February 16, 2009, J-Kan, Inc. changed its name to TrinityCare Senior Living, Inc.

Nature of Business

TrinityCare Senior Living partners with churches and developers to develop, own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

The company is a rapidly growing business, with three successful facilities in Texas and Tennessee, with expansion into Louisiana and the Southeastern part of the United States. It offers community living services, including meals, housekeeping, laundry, transportation, social, spiritual and recreational activity, and medication assistance, health care monitoring, as well as access to health screenings, such as blood pressure checks; periodic special services, including influenza inoculations; dietary health management programs; and ongoing exercise and fitness classes.

The company also offers coordination with physician care, ambulation assistance, bathing, dressing, eating, grooming, and personal hygiene services; maintenance services; and special memory care services, such as services for residents with certain forms of dementia or Alzheimer's disease.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The consolidated companies are:

Date of
Company Name	Organization	Purpose of Entity

TrinityCare Senior Living, Inc. (formerly, J-Kan, Inc.)		Holding Company

TrinityCare Senior Living, LLC	July 13, 2005	Management Company, wholly-owned subsidiary of TCSL

TrinityCare Senior Living of Knoxville, LLC	October 25, 2004	Facility
TrinityCare Senior Living of Pearland, LLC	January 12, 2000	Facility
T C Senior Living of Port Lavaca, LLC	January 24, 2005	Facility

Management believes that there is only one business segment.

Basis of Accounting

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  Revenues are recognized in the period in which services are provided and earned.  Expenses are recognized in the period in which they are incurred.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2009 and 2008; (b) the financial position at March 31, 2009 and 2008, and (c) cash flows for the three month period ended March 31, 2009 and 2008, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on for the year ended December 31, 2008, filed with the Securities and Exchange Commission in form 8K, filed April 30, 2009.  Operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accounts payable, accrued expense, mortgages and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the mortgages and notes payable approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Accounts Receivable

Accounts receivable consist of amounts due for credit issued to resident customers for facility rentals.   Revenue for service is recognized when service is performed.  An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Bad debts are charged when a receivable is considered uncollectible.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising and Promotions

The Company follows the policy of charging advertising, marketing and promotions to expense as incurred.  Advertising expense was $35,471 and $32,827 for the three month period ended March 31, 2009 and 2008, respectively, the majority of which includes the cost of marketing staff for all of the facilities.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Earnings (Loss) per Share

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entities

We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies. Our equity interest in these ventures generally ranges from 20% to 60%.

FIN No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) addresses the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests.

We review all of our ventures to determine if they are variable interest entities (“VIEs”). If a venture meets the requirements and is a VIE, we must then determine if we are the primary beneficiary of the VIE. Estimates are required for the computation and probability of estimated cash flows, expected losses and expected residual returns of the VIE to determine if we are the primary beneficiary of the VIE and therefore required to consolidate the venture.  The entities included in these consolidated statements have been identified as VIE’s requiring consolidation.

Nature and Classification of the Minority Interest in the Consolidated Financial Statements

TrinityCare Senior Living, LLC is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of March 31, 2009 and 2008, as follows:

	2008	2007
TrinityCare Senior Living of Pearland, LLC	22.7%	22.7%
TrinityCare Senior Living of Knoxville, LLC	15.2%	17.0%
T C Senior Living of Port Lavaca, LLC	44.7%	47.6%

A non controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The noncontrolling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 2:   PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2009	December 31, 2008
Machinery & Equipment	$468,939	$468,112
Landscaping	310,505	310,505
Furniture & Fixtures	633,877	643,369
Building	14,271,024	14,253,539
Vehicles	132,328	132,328
Office Equipment	46,747	43,755
Land	1,105,000	1,105,000
total property and equipment	16,968,420	16,956,608
Accumulated depreciation	(2,158,100)	(2,015,398)
property and equipment, net	$14,810,320	$14,941,210

Depreciation of property and equipment was $142,702 and $140,358 for the three month period ended March 31, 2009 and 2008, respectively.

NOTE 3:  DEBT
		March 31, 2009	December 31, 2008
At March 31, 2009 and December 31, 2008, short-term debt consisted of:
Line of credit payable to bank collateralized by corporate assets. Total line is $80,000, as of December 31, 2008 $978 available.
TCSL	(1)	$79,022	$79,022
Current Portion of Long-Term Debt		5,751,904	5,661,069
Total Short-Term Debt		5,830,926	5,740,091

At March 31, 2009 and December 31, 2008, long-term debt consisted of:
Mortgage and notes payable to banks collateralized by real estate, due in monthly installments
Knoxville	(2)	$6,198,343	$6,250,264
Pearland	(3)	6,342,563	6,357,370
Port Lavaca	(4)	5,375,425	5,375,425
		17,916,331	18,046,135
Less current portion		5,751,904	5,661,069
		$12,164,427	$12,385,066

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 3:  DEBT  (CONTINUED)

Long-term debt payable to individuals:
TCSL	(5)	51,447	52,084
Knoxville installment	(6)	9,612	10,992
Knoxville	(7)	200,000	150,000
Port Lavaca	(8)	200,000	200,000
TCSL, payable to member	(9)	476,154	482,153
		$937,213	$895,229

Total Long-Term Debt		$13,101,640	$13,217,220

Notes to debt instruments:
(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25% expiring September, 2009.
(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.
(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.
(4)
Interest only note payable due Trustmark National Bank bearing interest at 2.75% above LIBOR and due on June 30, 2009. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years.

(5)	Note payable to Citizens National Bank of Sevierville bearing interest at 6.95% and due on November 11, 2011.
(6)	Installment loan, collateralized by equipment
(7)	Note payable to individual bearing interest of 10% and due on December 31, 2012.
(8)	Note payable to individual bearing interest of 10% and due on December 31, 2012.
(9)	Note payable to Member for loans to the Company bearing interest at applicable federal rates.

	March 31, 2009	December 31, 2008
Long-term debt maturities:
2009	$5,751,904	$5,661,069
2010	388,839	289,203
2011	447,879	353,296
2012	822,109	1,159,032
2013 thereafter	11,442,813	11,415,690
	$18,853,544	$18,878,290

Interest paid during the three month period ended March 31, 2009 and 2008 amounted to $257,471 and $259,196, respectively.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 4:  COMMITMENTS AND CONTINGENCIES

The Company leases an office space under an operating lease with Donald W. Sapaugh, individually on a fair market basis. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003.  The Company is required to pay all costs such as property taxes, maintenance, and insurance on the property under lease. The building is approximately 2,200 square feet of office space, and over 500 square feet of storage, for a total cost of $1.48 per square foot per month.

Rent expense was $12,000 and $12,000 for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the minimum lease payments under the terms of the lease agreement were as follows:

For the year ending December 31,
2009	$36,000
2010	40,000
2011	-
2012	-
2013 and thereafter	-
$76,000

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material adverse effect on the Company’s financial position or results of operations.

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

Current Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.  Prior to the adoption of SFAS 160, minority interest had been reduced, due to their proportionate losses, to the extent of their investment.  The current financials recognize that the current losses exceed the basis and therefore have not impacted the financial condition.  However, the portion of loss that is attributable to minority interest is excluded due to the minority interest deficit, resulting in the recognition of minority interest loss in the results of operations.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

 In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

Future Adoption of New Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; however, it does not expect the adoption to have a material impact on its Financial Statements.

NOTE 6:  EQUITY

Common Stock

We were authorized to issue 100,000,000 shares of common stock with $0.01 par value per share.  As part of the reorganization and reincorporation which was effective on February 16, 2009, the Directors authorized a 1:30 reduction in the authorized common shares, thus reducing the number of common shares authorized to 3,333,333.  As of the date of February 17, 2009, the common shares issued combined with the convertible preferred shares issued (which vote on an as converted basis, and are eligible to be converted when adequate shares of common are available), combined have voting rights of 10,978,267.  Shares outstanding have been adjusted for the effect of the reverse stock-split on prior periods presented.

Common stock holders shall exclusively posses all voting power. Each holder of shares of common stock shall be entitled to one vote for each share held by such holders. Common stockholders do not have pre-emptive rights to purchase any unissued stock of any class or series.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 6:  EQUITY (CONTINUED)

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

Shares of preferred stock maybe issued in one or more additional series (see below for series detail). The board of directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The board of directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation. Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.  Preferred stockholders have liquidation preference over common stockholders.  Preferred stockholders do not have pre-emptive rights to purchase any unissued stock of any class or series.

Preferred stock, series A:
Each share of preferred stock series A is convertible into 10 common shares, convertible at the option of the shareholder.

Preferred stock, series B:
Each preferred share, series B has voting rights equivalent to 10 common shares.  The current outstanding preferred stock, series B holders have approximately 67% of the current outstanding voting rights.

Options and Warrants and Derivative Liability

Prior to TCSL’s merger, the Company entered into an agreement with an investor in a subsidiary.  The terms of the agreement allows the holder to make a direct purchase of the holding company (TCSL) common stock.  The term of the investment of $100,000 shall be exercisable until May 15, 2011.  The investment shall equal stock valued at $300,000.  The calculation for the number of shares issued in exchange for the $100,000 investment shall equal the closing price of the publicly traded stock over the previous 20 trading days.  The investor has agreed to a Lock Up / Leak Out agreement, whereby the investor will limit any sale of stock to 10% of the original holdings within any month.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 6:  EQUITY (CONTINUED)

The above option was valued to estimate the value of the common stock’s discount option.  The option value calculated resulted in an amount in excess of the stock value less the purchase price.  The option is valued at $265,000 in excess of the $100,000 option price, and therefore recorded as a liability.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	1.390%
Expected lives	2.4
Expected price volatility	158.595%
Forfeiture Rate	0.000%

Stock Purchase Agreement

Prior to the business combination Mr. Jerry Neel, Jr. invested $50,000 into TrinityCare Senior Living, LLC and was awarded a commensurate ownership percentage. As part of his investment he was given a “Look Back” provision, whereby the stock valuation at the anniversary of the issuance of shares (February 16, 2009) on a trailing 20 day basis must exceed $1.50 per share. The Look Back provision expires on February 16, 2010. The maximum number of shares to be issued to Mr. Neel cannot exceed 300,000 and may be zero. As of March 31, 2009, the amount of shares which could be owed to Mr. Neel is zero, as the average share price for the previous twenty closing days exceeded $1.50.

NOTE 7:  RELATED PARTY TRANSACTIONS

Note payable, in the amount of $476,154, as of March 31, 2009, to a Member.  The note is an unsecured promissory note, bearing interest at a reasonable variable rate based on current applicable federal rates, currently 1.67%, payable in installments totaling $95,231 per year for five years.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2009 and 2008

NOTE 8:  SUBSEQUENT EVENTS

On May 10, 2009 the Company entered into a non-binding agreement with AVA Limited to develop an 82 unit senior living facility in Katy, Texas. It is anticipated to close by July 31, 2009. The land contributed has an approximate fair value of $1,900,000, and the total project cost is expected be approximately $10,000,000.

The Company entered into a non-binding agreement with Tapestry, LLC, to develop an 82 unit senior living facility in Crossville, Tennessee on May 11, 2009. It is anticipated to close by July 31, 2009. The land contributed has an approximate value of $1,600,000, and the total project cost will be approximately $10,000,000

The Company has entered into an Agreement with Wells Fargo Bank for the financing of a project in Pearland, Texas which will be called Trinity Terrace. The mortgage amount is expected to be $7.5M.  The Company and Wells Fargo are in the process of formally submitting the pre-application for HUD’s LEAN Section 232 program.  (Section 232 is an FHA-Insured loan product that covers housing for the frail elderly, those in need of supportive services.  The program also includes nursing homes, assisted living facilities, and board and care housing).

The Company has also entered into an Agreement with Wells Fargo Bank for the refinancing of its TrinityCare Senior Living of Knoxville, LLC project. The refinance, if the waiver is accepted by HUD, will permit the amortization of the loan to be extended from 17 years to 37 years, and lower the interest rate. Estimated savings could be as high as $180,000 per year in cash flow. Formal submission to HUD for approval of the waiver is anticipated by May 31.2009.

The Company is in final negotiations for expansion with certain parties in Shreveport, Louisiana, and Covington, Louisiana.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the information contained in our consolidated financial statements, including the related notes, and other financial information appearing elsewhere herein. This management’s discussion and analysis contains certain forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, our ability to raise funds; our ability to achieve the anticipated savings from our cost-savings program; the outcome of the SEC’s investigation; the outcome of the Trinity OIG investigation and qui tam proceeding; our ability to continue to recognize income from refinancing and sales of communities by ventures; risk of changes in our critical accounting estimates; risk of further write-downs or impairments of our assets; risk of future fundings of guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners; risk of declining occupancies in existing communities or slower than expected leasing of new communities; development and construction risks; risks associated with past or any future acquisition; compliance with government regulations; risk of new legislation or regulatory developments; business conditions; competition; changes in interest rates; unanticipated expenses; market factors that could affect the value of our properties; the risks of further downturns in general economic conditions; availability of financing for development. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Unless the context suggests otherwise, references herein to “TrinityCare,” the “Company,” “we,” “us,” and “our” mean TrinityCare Senior Living, Inc. and its consolidated subsidiaries.

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2009 is preliminary and remains subject to audit by H. J. & Associates.. As such, this information is not final or complete, and remains subject to change, possibly materially.

OVERVIEW

We are a Nevada corporation and a provider of senior living services in the United States, operating in Texas and Tennessee
.
At December 31, 2008, we operated 3 communities in the United States, with a total resident capacity of approximately 230. Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of December 31, 2008 (including deposits of future residents) was 203 out of 230 total units available, or 88.26%. In all of these facilities, some units have been combined to offer the resident additional bedrooms (thus the total available units are lower, and the occupancy is somewhat higher).

Of the 3 communities that we operated at December 31, 2008, TrinityCare Senior Living, Inc. was a minority unit holder in each. In addition, at December 31, 2008, the company has a number of potential projects in Texas, Louisiana, Tennessee and Florida where the company believes expansion by at least three facilities, will be consummated in 2009.

 Throughout our history, we have advocated a resident-centered approach to senior living and offered a broad range of service and care options to meet the needs of our residents. In all of our communities, we offer independent living services, which include housing, meals, transportation, activities and housekeeping, we also offer assisted living services, which offer basic care and services for seniors who need assistance with some activities of daily living. In two facilities the memory care needs of our residents are specifically designated in a locked unit in order to more effectively manage those residents struggling with Alzheimer’s disease or advanced Dementia. Our facilities are primarily designed for assisted living residents, with minimal rooms allocated for independent living.

BUSINESS

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

About the Senior Living Industry

The senior living industry encompasses a broad spectrum of senior living service and care options, which include adult day care, home healthcare, hospice care, independent living, assisted living, memory care, and skilled nursing care.  In all of these settings, seniors may elect to bring in additional care and services as needed, such as home-health care (except in a skilled nursing setting) and end-of-life or hospice care.

•
Independent living is designed to meet the needs of seniors who choose to live in an environment surrounded by their peers where they receive services such as housekeeping, meals and activities, but are not reliant on assistance with activities of daily living (for example, bathing, eating and dressing), although some residents may contract out for those services.

•
Assisted living meets the needs of seniors who seek housing with supportive care and services including assistance with activities of daily living, Alzheimer’s care and other services (for example, housekeeping, meals and activities).

•
Skilled nursing meets the needs of seniors whose care needs require 24-hour skilled nursing services or who are receiving rehabilitative services following an adverse event (for example, a broken hip or stroke).

TrinityCare Senior Living provides only adult day care, independent living, assisted living and memory care in an assisted living setting.

PROPERTIES

Currently there are three locations, with development plans for an additional four properties.

Current facilities are:
- Trinity Oaks of Pearland, TX
- Trinity Hills of Knoxville, TN
- Trinity Shores of Port Lavaca, TX

Future and planned developments:
- Pearland, Texas

- Brazoria, Texas_
- Covington, Louisiana
- Shreveport, Louisiana
- Crossville, Tennessee
- Katy, Texas
- Seymour, Tennessee

The census data as of 3/31 is as follows:
Total units in service	226	Certain units have been combined to allow for multi-room use (combination of studios to two bedroom units)
Occupancy	195 units (86.3%)	Two of the three facilities have occupancy greater than 95% of available units in service.

Unrealized Net Book Value:

Each of the facilities currently owned and managed by TrinityCare Senior Living have a market value greater than the Net Book Value. While this value cannot be optimized in a financial presentation, below indicates the most recent Appraised Value versus the Net Book Value of Fixed Assets:

As of March 31, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Net Book Value of Fixed Assets	$5,117,260	$6,175,326	$4,159,460	$15,452,046
Appraised Value	$9,540,000	$9,500,000	$6,800,000	$25,840,000
Unrealized Book Value	$4,422,740	$3,324,674	$2,640,540	$10,387,954
Debt	$6,342,563	$6,198,343	$5,375,425	$17,916,331
Net Unrealized Equity	$3,197,437	$3,301,657	$1,424,575	$7,923,669

TrinityCare Senior Living of Pearland: Appraisal by Integra Realty Resources 9/27/2007

TrinityCare Senior Living of Knoxville: Appraisal by HealthTrust, LLC 1/29/2008

TC Senior Living of Port Lavaca: Appraisal by Health Care Advisory Group 11/9/2007

For industry Comparison the Value per Unit is defined below:

As of March 31, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Number of Units	80	87	63	230
Net Book Value of Fixed Assets/Unit	$63,965	$70,981	$66,023	$67,183
Appraised Value/Unit	$119,250	$109,195	$107,937	$111,478
Unrealized Book Value/Unit	$55,285	$38,214	$41,914	$44,295

Assisted Living

Upon a resident’s move-in to an assisted living community, we assess each resident, generally with input from a resident’s family and physician, and develop an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care and service for such resident. The service plan is periodically reviewed and updated by us and communicated to the resident and the resident’s family or responsible party.

We offer a choice of care levels in our assisted living communities based on the frequency and level of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer a Reminiscence neighborhood, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually. Fees for additional care are revised when a change in care arises.

Services provided in Assisted Living residences usually include:

•	Three meals a day served in a common dining area
•	Housekeeping services
•	Transportation
•	Assistance with eating, bathing, dressing, toileting and walking
•	Access to health and medical services
•	24-hour security and staff availability
•	Emergency call systems for each resident’s apartment
•	Health promotion and exercise programs
•	Medication management
•	Personal laundry services
•	Activities and spiritual events

  We subscribe to a 10-point philosophy of care:

1.	Offering cost-effective quality care that is personalized for individual needs
2.	Fostering independence for each resident
3.	Treating each resident with dignity and respect
4.	Promoting the individuality of each resident
5.	Allowing each resident a choice of care and lifestyle
6.	Protecting each resident's right to privacy
7.	Nurturing the spirit of each resident
8.	Involving family and friends, as appropriate, in care planning and implementation
9.	Providing a safe, residential environment
10.	Making the Assisted Living residence a valuable community asset

Medication Assistance

Many of our assisted living residents also require assistance with their medication. To the extent permitted by state law, the medication assistance program includes the storage of medications, the distribution of medications as directed by the resident’s physician and compliance monitoring.

Assisted Living Levels of Care

We also offer various levels of care for assisted living residents who require more frequent or intensive assistance or increased care or supervision. We charge an additional monthly fee based on increased staff hours of care and services provided. These extended levels of care allow us, through consultation with the resident, the resident’s family and the resident’s personal physician, to create an individualized care and supervision program for residents who might otherwise have to move to a more medically intensive community.

Memory Care

We believe our Memory Care units distinguish us from many other senior living providers, as they are located within our building and are an active part of the continuum of care of a TrinityCare facility. We provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease, advanced dementia and other related memory impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 12% of our residents reside in a Memory Care unit on March 31, 2009.

Independent Living

In all of our communities, we also offer independent living for residents. Independent living offers the privacy and freedom of home combined with the convenience and security of on-call assistance and a maintenance-free environment.

Senior Standard ©

The Senior Standard is a monthly publication of TrinityCare, and a division of TrinityCare Senior Living, LLC. Current distribution is in excess of 500,000 per year, or about 50,000 per month. It is supported by local advertisers, and has annual ad sales revenues in excess of $125,000 per year.  A sales staff is compensated by TrinityCare for ads sold, and the paper is distributed typically to: Churches, Country Clubs; Restaurants; Convenience stores; Car Dealerships; Hair Salon; Small Businesses; Doctors Offices; Hospitals.

Seniors In Touch ©

Seniors In Touch ©, is a Family Communication System for Senior Adults under development in a collaborative effort between Premier Outsourcing, Inc. and TrinityCare Senior Living, LLC under an entity which is 55% owned by TrinityCare Senior Living, LLC, called Seniors In Touch, LLC. This family communication system is in process of being patented, and is specifically designed for senior adults. With one finger you can access your favorite websites, send and receive an email that has large print, or video or audio message. You can create a photo album with the same finger and allow your family to upload their photos in your own album. You can access this anytime you want. Since it’s a safe community where you allow access to only those you want to communicate with, you have no Spam, no unwanted visitors, and immediate access to all the information and entertainment you desire. You never had to learn how to use the internet, or “surf the web” or write an email – all these wonderful methods of learning and communicating are delivered to you with the ease and simplicity of a communication system designed for you, customized for seniors. The company will initially deploy the product in its owned and managed facilities.

Results of Operations

For the three months ended March 31, 2009 and 2008

Revenues

For the three months ended March 31, 2009 and 2008 we generated revenues of $1,524,124 and $1,269,172, respectively from our resident operations.   The increase was due to increases capacity and fulfilling rooms through new residents.   Reduction in direct facility operating costs increased gross profit, year over year by approximately $274,000.

Additionally, we received $22,877 and $36,452 for the three months ended March 31, 2009 and 2008, from advertising revenue from our Senior Standard monthly publication.   The decrease in publication revenue is believed to be a general effect of the economic conditions on advertising.

Operating Expenses

Operating costs were incurred in the amount of $802,182 and $696,484 for the three months ended March 31, 2009 and 2008.  The increase was attributable to the volume increase in resident revenue.  Additionally, there has been an increase in professional fees increasing due to public filing requirements.

Net Loss

Net losses incurred in all periods presented have been primarily due to the operating costs.  These expenses resulted in the net losses, net of minority interests, in the amount of $245,946 and $177,189 for the three months end March 31, 2009 and 2008 respectively.   There was no significant year over year change in the three month periods net loss, although positive revenue trends continue, but were offset by increase in operating expenses.

Liquidity and Capital Resources

The Company is currently financing its operations through revenue generated.  Future growth and new expansion projects will be dependent on the success of sales of stock through a private offering.  Future expansion is also dependent on the credit markets for real estate mortgages and development loans, to help fund our expansion plans.

 Subsequent Events

On May 10, 2009 the Company entered into a non-binding agreement with AVA Limited to develop an 82 unit senior living facility in Katy, Texas. It is anticipated to close by July 31, 2009. The land contributed has an approximate fair value of $1,900,000, and the total project cost is expected be approximately $10,000,000.

The Company entered into a non-binding agreement with Ray Mays, an individual, to develop an 82 unit senior living facility in Crossville, Tennessee on May 11, 2009. It is anticipated to close by July 31, 2009. The land contributed has an approximate value of $1,600,000, and the total project cost will be approximately $10,000,000

The Company has entered into an Agreement with Wells Fargo Bank for the financing of a project in Pearland, Texas which will be called Trinity Terrace. The mortgage amount is expected to be $7.5M.  The Company and Wells Fargo are in the process of formally submitting the pre-application for HUD’s LEAN Section 232 program.  (Section 232 is an FHA-Insured loan product that covers housing for the frail elderly, those in need of supportive services.  The program also includes nursing homes, assisted living facilities, and board and care housing).

The Company has also entered into an Agreement with Wells Fargo Bank for the refinancing of its TrinityCare Senior Living of Knoxville, LLC project. The refinance, if the waiver is accepted by HUD, will permit the amortization of the loan to be extended from 17 years to 37 years, and lower the interest rate. Estimated savings could be as high as $180,000 per year in cash flow. Formal submission to HUD for approval of the waiver is anticipated by May 31.2009.

The Company is in final negotiations for expansion with certain parties in Shreveport, Louisiana, and Covington, Louisiana.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements.

 Critical Accounting Policies

 The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2009 and fiscal year ended December 30, 2008, which are contained in the Company’s 2008 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Off-Balance Sheet Arrangements

 We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not required for a smaller reporting company.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective, except for those events discussed below.

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Management has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-K  contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•	changes in our anticipated cash flow and liquidity;
•	our ability to maintain adequate liquidity to operate our business and execute our restructuring;
•	our ability to raise funds from capital sources;
•	our ability to comply with the terms of our Bank Credit Facility and the amendments to it or to obtain any necessary further extension of the waivers for compliance with the financial covenants;
•	business conditions and market factors that could affect the value of our properties;
•	our ability to continue to recognize income from refinancing and sales of communities by ventures;
•	risk of changes in our critical accounting estimates;
•	risk of further write-downs or impairments of our assets;
•	risk of future obligations to fund guarantees and other support arrangements to some of our ventures, lenders to the ventures or third party owners;
•	risk of declining occupancies in existing communities or slower than expected leasing of new communities;
•	development and construction risks;
•	risks associated with past or any future acquisitions;
•	our ability to comply with government regulations;
•	risk of new legislation or regulatory developments;
•	competition and our response to pricing and promotional activities of our competitors;
•	changes in interest rates;
•	unanticipated expenses;
•
the downturns in general economic conditions including, but not limited to, financial market performance, consumer credit availability, interest rates, inflation, energy prices, unemployment and consumer sentiment about the economy in general;

•	risks associated with the ownership and operation of assisted living and independent living communities; and
•	other risk factors contained in this Form 10-Q.

We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events. Unless the context suggests otherwise, references herein to “TrinityCare,” the “Company,” “we,” “us” and “our” mean TrinityCare Senior Living, Inc. and our consolidated subsidiaries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(1)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May 2009.

TRINITYCARE SENIOR LIVING, INC.
(Registrant)

/s/ Donald W. Sapaugh, Chief Executive Officer
/s/ Joe M. Wiley, Chief Financial Officer

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A

*	Filed herewith.

Exhibit 31.1- Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Donald W. Sapaugh, certify that:

           1.                      I have reviewed this Quarterly Report on Form 10-Q of TrinityCare Senior Living, Inc.;

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

           4.                      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

           a.                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b.                      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           c.                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           d.                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

           5.                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

           a.                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

           b.                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 19, 2009

/s/ Donald W. Sapaugh
Donald W. Sapaugh, Chief Executive Officer

Exhibit 31.2- Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joe M. Wiley certify that:

           1.                      I have reviewed this Quarterly Report on Form 10-Q of TrinityCare Senior Living, Inc.;

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

           4.                      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

           a.                      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b.                      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           c.                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           d.                      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

           5.                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

           a.                      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

           b.                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 19, 2009

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer

Exhibit 32.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Executive Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2009

/s/ Donald W. Sapaugh
Donald W. Sapaugh, Chief Executive Officer

Exhibit 32.1- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Financial Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 19, 2009

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer