Form 10-Q
period 2009-08-11
TRINITYCARE SENIOR LIVING, INC.
filed 2009-08-12
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

There were 2,082,484 shares of the Registrant’s common stock outstanding at August 11, 2009.

Form 10-Q
For the Quarterly Period Ended June 30, 2009

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

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash	$261,865	$546,164
Accounts receivable	48,861	81,620
Prepaid expenses	198,859	258,917
Total Current Assets	509,585	886,701

Property and equipment	17,041,045	16,956,608
Accumulated depreciation	(2,301,852)	(2,015,398)
Net, property and equipment	14,739,193	14,941,210

Loan costs	261,136	251,136
Accumulated amortization	(30,985)	(6,067)
Net, loan costs	230,151	245,069

Project development costs	46,935	9,120
Deposits and reserves	157,574	271,076
Total Other Assets	434,660	525,265

Total Assets	$15,683,438	$16,353,176

LIABILITIES
Accounts payable	$384,505	$482,487
Accrued expenses	518,872	404,122
Deferred revenue	205,280	139,037
Line of credit	81,037	79,022
Current portion of long-term debt	5,734,793	5,661,069
Total Current Liabilities	6,924,487	6,765,737

Mortgage	12,216,089	12,321,991
Notes payable and other debt	811,430	895,229
Derivative liability	256,350	-
Total Long-Term Debt	13,283,869	13,217,220
Total Liabilities	20,208,356	19,982,957

Commitments and contingencies	-	-
EQUITY (DEFICIT)
Preferred stock, $.001 par, 20,000,000 authorized:
Preferred stock A: 891,080 and 0 issued and outstanding	891	-
Preferred stock B: 3,000 and 0 issued and outstanding	1	-
Common stock: 2,082,484 and 56,200 issued and outstanding	2,082	562
Additional paid in capital	3,795,297	3,971,679
Minority interest	-	-
Retained earnings	(8,323,189)	(7,602,022)
Total Equity (Deficit)	(4,524,918)	(3,629,781)

Total Liabilities and Equity	$15,683,438	$16,353,176

	-	-
The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Consolidated Statements of Operation
For the Three and Six Months Ended June 30, 2009 and 2008
(unaudited)

	For the Three Months		For the Six Months
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Resident revenue	1,557,152	1,385,284	3,081,276	2,654,456
Publication revenue	37,651	43,192	60,528	79,644
Total Revenues	1,594,803	1,428,476	3,141,804	2,734,100

Direct Costs
Direct labor	376,382	225,692	940,545	824,919
Direct costs of operations	184,573	174,938	353,704	341,784
Total Direct Costs	560,955	400,630	1,294,249	1,166,703

Gross Profit	1,033,848	1,027,846	1,847,555	1,567,397

Operating Costs
Advertising	41,198	30,120	76,669	62,947
Marketing and Selling	12,096	7,450	23,721	20,582
Publishing	36,136	36,613	71,151	67,650
Payroll expenses	566,598	504,273	699,554	605,705
General and administrative	38,757	141,140	108,065	187,373
Professional	92,277	40,225	165,036	84,927
Insurance	58,841	59,224	103,928	118,418
Management fees	-	(0)	-	0
Rent and facility	227,760	249,555	472,659	472,264
Depreciation and amortization	156,310	193,643	311,372	338,861
total operating expenses	1,229,973	1,262,243	2,032,155	1,958,727

Operating income (loss)	(196,125)	(234,397)	(184,600)	(391,330)

Interest expense	287,746	458,322	545,217	717,518
Gain on Derivative Valuation	(8,650)		(8,650)

Loss before minority interest	(475,221)	(692,719)	(721,167)	(1,108,848)

Minority interest in net loss	-	392,620	-	631,560

Net Loss	$(475,221)	$(300,099)	$(721,167)	$(477,288)

Loss per share, basic and diluted	$(0.26)	$(5.34)	$(0.47)	$(8.49)
Basic and diluted weighted average number of common shares	1,825,651	56,200	1,536,173	56,200

 The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	June 30, 2009	June 30, 2008

Cash Flows from Operating Activities:
Net loss	$(721,167)	$(477,288)
Adjustment to reconcile Net Loss to net cash provided (used) by operations:
Minority interest in net operating loss	-	(631,560)
Depreciation and amortization	311,372	338,861
Gain on derivative liability	(8,650)	-
Changes in assets and liabilities:
Accounts receivable	32,759	32,173
Prepaid expenses	60,058	(133,862)
Deposits and reserves	113,502	(247,751)
Accounts payable	(97,982)	(65,829)
Accrued expenses	184,188	217,873
Deferred revenue	66,243	(4,057)
Net Cash (Used) Provided by Operating Activities	(59,677)	(971,440)

Cash Flows from Investing Activities:
Purchase of property and equipment	(84,437)	(71,665)
Project development costs	(37,815)	(15,160)
Net Cash (Used) by Operating Activities	(122,252)	(86,825)

Cash Flows from Financing Activities:
Loan costs	(10,000)	(156,028)
Proceeds from mortgages	-	5,052,340
Repayments on mortgages	(32,178)	(3,724,551)
Proceeds from loans	52,015	-
Repayments on loans	(133,799)	(308)
Contributions from members	21,592	-
Net Cash (Used) Provided by Operating Activities	(102,370)	1,171,453

Net Increase (Decrease) in Cash	(284,299)	113,188

Cash at beginning of period	546,164	484,316

Cash at end of period	$261,865	$597,504

Supplemental cash flow information:
Interest paid	$545,217	$261,428
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

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

Upon the completion of the business merger, changes were made to the Board of Directors; fiscal year end was changed from July 31 to December 31; reincorporated in the State of Nevada; adopted the Nevada Articles of Incorporation; and effected a 1:30 common share reduction and amended the par value of shares from $.01 to $.001.   Effective February 16, 2009, J-Kan, Inc. changed its name to TrinityCare Senior Living, Inc.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

Nature of Business

TrinityCare Senior Living partners with churches and developers to develop, own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

The company is a rapidly growing business, with successful facilities in Texas and Tennessee, with expansion into Louisiana and the Southeastern part of the United States. It offers community living services, including meals, housekeeping, laundry, transportation, social, spiritual and recreational activity, and medication assistance, health care monitoring, as well as access to health screenings, such as blood pressure checks; periodic special services, including influenza inoculations; dietary health management programs; and ongoing exercise and fitness classes.

The company also offers coordination with physician care, ambulation assistance, bathing, dressing, eating, grooming, and personal hygiene services; maintenance services; and special memory care services, such as services for residents with certain forms of dementia or Alzheimer's disease.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The consolidated companies are:

Date of
Company Name	Organization	Purpose of Entity

TrinityCare Senior Living, Inc.		Holding Company
TrinityCare Senior Living, LLC	Formed during 1999, as PremierCare Senior Living, LLC; re-organized July 13, 2005 as TrinityCare Senior Living, LLC	Facility
TrinityCare Senior Living of Knoxville, LLC	October 25, 2004	Facility
TrinityCare Senior Living of Pearland, LLC	January 12, 2000	Facility
T C Senior Living of Port Lavaca, LLC	January 24, 2005	Facility
TrinityCare Terrace Senior Living, LLC	June 24, 2009	Facility

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2009 and 2008; (b) the financial position at June 30, 2009 and 2008, and (c) cash flows for the six month periods ended June 30, 2009 and 2008, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on for the year ended December 31, 2008, filed with the Securities and Exchange Commission in form 8K, filed April 30, 2009.  Operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

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

As of June 30, 2009 and 2008

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

Advertising and Promotions

The Company follows the policy of charging advertising, marketing and promotions to expense as incurred.  Advertising expense was $41,198, $30,120, $76,669 and $62,947 for the three and six month periods ended June 30, 2009 and 2008, respectively, the majority of which includes the cost of marketing staff for all of the facilities.

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

As of June 30, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entities

We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies. Our equity interest in these ventures generally ranges from 20% to 80%.

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

Nature and Classification of the Minority Interest in the Consolidated Financial Statements

TrinityCare Senior Living, LLC is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of June 30, 2009 and 2008, as follows:

	2009	2008
TrinityCare Senior Living of Pearland, LLC	22.7%	23.5%
TrinityCare Senior Living of Knoxville, LLC	15.2%	15.2%
T C Senior Living of Port Lavaca, LLC	44.7%	44.7%
Trinity Terrace, LLC	66.5%	-%

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

As the losses applicable to the minority interests in our subsidiaries exceeds the minority interest in the equity capital of each subsidiary, and there is no obligation of the minority interests to make goods such losses, the Company has absorbed 100% of all losses which exceed the minority interests.  The Company will continue to absorb all such future losses.  Once the subsidiaries are profitable, the Company will record 100% of such profits to the extent that it had absorbed previous losses attributable to the minority interests.

NOTE 2:   PROPERTY AND EQUIPMENT

Property and equipment consist of:

	June 30, 2009	December 31, 2008
Machinery & Equipment	$476,763	$468,112
Landscaping	317,284	310,505
Furniture & Fixtures	635,190	643,369
Building	14,316,934	14,253,539
Vehicles	132,328	132,328
Office Equipment	57,546	43,755
Land	1,105,000	1,105,000
total property and equipment	17,041,045	16,956,608
Accumulated depreciation	(2,301,852)	(2,015,398)
property and equipment, net	$14,739,193	$14,941,210

Depreciation of property and equipment was $143,752, $142,603, $286,454 and $282,961 for the three and six month periods ended June 30, 2009 and 2008, respectively.

NOTE 3:  DEBT
		June 30, 2009	December 31, 2008
At June 30, 2009 and December 31, 2008, short-term debt consisted of:
Line of credit payable to bank collateralized by corporate assets. Total line is $80,000, as of June 30, 2009 the line was temporarily over credit limit and as of December 31, 2008, $978 available.
TCSL	(1)	$81,037		$79,022

Short term note, unsecured due August 28, 2009	(10)	$100,000	$
Current Portion of Long-Term Debt		5,634,793		5,661,069
Total Short-Term Debt		$5,734,793		$5,661,069

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 3:  DEBT  (CONTINUED)

At June 30, 2009 and December 31, 2008, long-term debt consisted of:
		June 30, 2009	December 31, 2008
Mortgage and notes payable to banks collateralized by real estate, due in monthly installments
Knoxville	(2)	$6,147,915	$6,250,265
Pearland	(3)	6,327,542	6,357,370
Port Lavaca	(4)	5,375,425	5,375,425
		17,850,882	17,983,060
Less current portion		5,634,793	5,661,069
		$12,216,089	$12,321,991

		June 30, 2009	December 31, 2008
Long-term debt payable to individuals:
TCSL	(5)	50,781	52,084
Knoxville installment	(6)	8,187	10,992
Knoxville	(7)	200,000	150,000
Port Lavaca	(8)	200,000	200,000
TCSL, payable to member	(9)	352,462	482,153
		$811,430	$895,229

Total Long-Term Debt		$13,027,519	$13,217,220

Notes to debt instruments:
(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25% expiring September, 2009.
(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.
(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.
(4)
Interest only note payable due Trustmark National Bank bearing interest at 3.25% above LIBOR, with a floor of 5% and due on December 31, 2009. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years.

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
(10)
Short term note, unsecured, due August 28, 2009.  In lieu of interest, lender to receive a 1% interest in each of TrinityCare Senior Living of Katy, LLC.; TrinityCare Terrace Senior Living, LLC.; and TrinityCare Senior Living of Crossville, LLC.   The Company recognized the intrinsic value of the interest at 8.25%

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 3:  DEBT  (CONTINUED)

	June 30, 2009	December 31, 2008
Long-term debt maturities:
2009	$5,734,793	$5,661,069
2010	328,464	289,203
2011	440,689	353,296
2012	725,508	1,159,032
2013 thereafter	11,532,856	11,415,690
	$18,762,312	$18,878,290

Interest paid during the three and six month periods ended June 30, 2009 and 2008 amounted to $287,058, $458,332, $545,217 and $261,428, respectively.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

The Company leases an office space under an operating lease with Donald W. Sapaugh, our CEO and significant shareholder, individually on a fair market basis. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003.  The Company is required to pay all costs such as property taxes, maintenance, and insurance on the property under lease. The building is approximately 2,200 square feet of office space, and over 500 square feet of storage, for a total cost of $1.48 per square foot per month.

Rent expense was $12,000, $12,000, $27,000 and $24,000 for the three and six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the minimum lease payments under the terms of the lease agreement were as follows:

For the year ending December 31,
2009	$24,000
2010	40,000
2011	-
2012	-
2013 and thereafter	-
$64,000

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material adverse effect on the Company’s financial position or results of operations.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

 Current Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

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

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not have a material impact on its Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Future Adoption of New Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

NOTE 6:  EQUITY

Common Stock

On July 15, 2009 our board of directors and our stockholder holding a majority of our voting shares authorized the amendment to the Articles of Incorporation of the company, increasing the number of common shares the company is authorized to issue from 3,333,333 to 480,000,000.  A definitive proxy statement was filed on Form 14C on August 3, 2009.   These financial statements have been prepared as if the increase in authorized shares was effective at June 30, 2009.

We were authorized to issue 100,000,000 shares of common stock with $0.01 par value per share.  As part of the reorganization and reincorporation which was effective on February 16, 2009, the Directors authorized a 1:30 reduction in the authorized common shares, thus reducing the number of common shares authorized to 3,333,333 and amended the par value to $.001.  As of the date of February 17, 2009, the common shares issued combined with the convertible preferred shares issued (which vote on an as converted basis, and are eligible to be converted when adequate shares of common are available), combined have voting rights of 10,978,267.  The number of shares outstanding have been adjusted for the effect of the reverse stock-split on prior periods presented.   Common share capital was reduced, and Additional Paid in Capital was increased to reflect the economic change in par value of our common shares from $0.01 to $0.001.

Common stock holders shall exclusively posses all voting power. Each holder of shares of common stock shall be entitled to one vote for each share held by such holders. Common stockholders do not have pre-emptive rights to purchase any unissued stock of any class or series.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

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

Preferred share capital was reduced, and Additional Paid in Capital was increased to reflect the economic change in par value of our preferred shares from $0.01 to $0.001.

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

As of June 30, 2009 and 2008

NOTE 6:  EQUITY (CONTINUED)

The above option was valued to estimate the value of the common stock’s discount option.  The option value calculated resulted in an amount in excess of the stock value less the purchase price.  The option is valued at $265,000 in excess of the $100,000 option price, and therefore recorded as a liability.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	1.390%
Expected lives	1.9
Expected price volatility	158.491%
Forfeiture Rate	0.000%

Stock Purchase Agreement

Prior to the business combination Mr. Jerry Neel, Jr. invested $50,000 into TrinityCare Senior Living, LLC and was awarded a commensurate ownership percentage. As part of his investment he was given a “Look Back” provision, whereby the stock valuation at the anniversary of the issuance of shares (February 16, 2009) on a trailing 20 day basis must exceed $1.50 per share. The Look Back provision expires on February 16, 2010. The maximum number of shares to be issued to Mr. Neel cannot exceed 300,000 and may be zero. As of June 30, 2009, the amount of shares which could be owed to Mr. Neel is zero, as the average share price for the previous twenty closing days exceeded $1.50.

NOTE 7:  RELATED PARTY TRANSACTIONS

Note payable, in the amount of $352,462, as of June 30, 2009, to a Member.  The note is an unsecured promissory note, bearing interest at a reasonable variable rate based on current applicable federal rates, currently 1.67%, payable in installments totaling $95,231 per year for five years.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2009 and 2008

NOTE 8:  SUBSEQUENT EVENTS

Management has reviewed material subsequent events through August 11, 2009 in accordance with SFAS No. 165.

On July 15, 2009 our board of directors and our stockholder holding a majority of our voting shares authorized the amendment to the Articles of Incorporation of the company, increasing the number of common shares the company is authorized to issue from 3,333,333 to 480,000,000 and increasing our preferred share capital to 20,000,000.  A definitive proxy statement was filed on Form 14C on August 3, 2009.

On May 10, 2009 the Company entered into a non-binding agreement with AVA Limited to develop an 82 unit senior living facility in Katy, Texas. It is anticipated to close by July 31, 2009. The land contributed has an approximate fair value of $1,900,000, and the total project cost is expected be approximately $10,000,000.   During July 2009 we signed an Engagement Lettter with Wells Fargo for $9,071,600.  We have ordered third party reports including the retention of an Archeologist to provide a study necessary to satisfy the Texas Historical Commission.  We anticipate filing our HUD Pre-application by August 31, 2009.

The Company entered into a non-binding agreement with Ray Mays, an individual, to develop an 82 unit senior living facility in Crossville, Tennessee on May 11, 2009. It is anticipated to close by July 31, 2009. The land contributed has an approximate value of $1,600,000, and the total project cost will be approximately $10,000,000. We have signed an Engagement Letter with Deutsche Bank Berkshire Mortgage.  Third Party Reports have been ordered.  We anticipate filing our HUD Pre-application by August 31, 2009.

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

The Company has also entered into an Agreement with Wells Fargo Bank for the refinancing of its TrinityCare Senior Living of Knoxville, LLC project. The refinance, if the waiver is accepted by HUD, will permit the amortization of the loan to be extended from 17 years to 37 years, and lower the interest rate. Estimated savings could be as high as $180,000 per year in cash flow. Formal submission to HUD for approval of the waiver is anticipated shortly.

We have signed an Engagement Letter with Deutsche Bank Berkshire Mortgage for $8,219,900 for a project in Seymour, TN.  Third Party Reports have been ordered.  We anticipate filing our HUD Pre-application by August 31, 2009.

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

Financial information provided in this Form 10-Q for periods subsequent to December 31, 2008  is preliminary and remains subject to audit by H. J. & Associates.. As such, this information is not final or complete, and remains subject to change, possibly materially.

OVERVIEW

We are a Nevada corporation and a provider of senior living services in the United States, operating in Texas and Tennessee
.
At June 30, 2009, we operated 3 communities in the United States, with a total resident capacity of approximately 230. Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of December 31, 2008 (including deposits of future residents) was 203 out of 230 total units available, or 88.26%. In all of these facilities, some units have been combined to offer the resident additional bedrooms (thus the total available units are lower, and the occupancy is somewhat higher).

Of the 3 communities that we operated at June 30, 2009, TrinityCare Senior Living, Inc. was a minority unit holder in each. In addition, at June 30, 2009, the company has a number of potential projects in Texas, Louisiana, Tennessee and Florida where the company believes expansion by at least three facilities, will be consummated in the second half of2009.

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

Current facilities are:
- Trinity Oaks of Pearland, TX
- Trinity Hills of Knoxville, TN
- Trinity Shores of Port Lavaca, TX

Future and planned developments:
- Pearland, Texas

- Brazoria, Texas_
- Covington, Louisiana
- Shreveport, Louisiana
- Crossville, Tennessee
- Katy, Texas
- Seymour, Tennessee

The census data as of June 30, 2009 is as follows:
Total units in service	226	Certain units have been combined to allow for multi-room use (combination of studios to two bedroom units)
Occupancy	203 units (89.8%)	Two of the three facilities have occupancy greater than 95% of available units in service.

Unrealized Net Book Value:

Each of the facilities currently owned and managed by TrinityCare Senior Living have a market value greater than the Net Book Value. While this value cannot be optimized in a financial presentation, below indicates the most recent Appraised Value versus the Net Book Value of Fixed Assets:

As of June 30, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Net Book Value of Fixed Assets	$4,678,360	$6,047,315	$3,998,438	$14,724,113
Appraised Value	$9,540,000	$9,500,000	$6,800,000	$25,840,000
Unrealized Book Value	$4,861,640	$3,452,685	$2,801,562	$11,115,887
Debt	$6,327,542	$6,147,915	$5,375,425	$17,850,881
Net Unrealized Equity	$3,212,458	$3,352,085	$1,424,575	$7,989,119

TrinityCare Senior Living of Pearland: Appraisal by Integra Realty Resources 9/27/2007

TrinityCare Senior Living of Knoxville: Appraisal by HealthTrust, LLC 1/29/2008

TC Senior Living of Port Lavaca: Appraisal by Health Care Advisory Group 11/9/2007

For industry Comparison the Value per Unit is defined below:

As of March 31, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Weighted Average or Total
Number of Units	80	87	63	230
Net Book Value of Fixed Assets/Unit	$58,480	$69,509	$63,467	$64,018
Appraised Value/Unit	$119,250	$109,195	$107,937	$112,348
Unrealized Book Value/Unit	$60,771	$39,686	$44,469	$48,330

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

We offer a choice of care levels in our assisted living communities based on the frequency and level of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer locked units and specially designed accommodations, thereby providing service and care to support cognitively impaired residents, including residents with Alzheimer’s disease. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Daily resident fee schedules are generally revised annually. Fees for additional care are revised when a change in care arises.

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

Memory Care

We believe our Memory Care units distinguish us from many other senior living providers, as they are located within our building and are an active part of the continuum of care of a TrinityCare facility. We provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease, advanced dementia and other related memory impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 12% of our residents reside in a Memory Care unit on June 30, 2009.

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

Results of Operations

For the three months and six months ended June 30 2009 and 2008

Revenues

For the six months ended June 30, 2009 and 2008 we generated revenues of $3,081,276 and $2,654,456, respectively from our resident operations.   The increase $426,820 was due to increased capacity and fulfilling rooms through new residents.   Reduction in direct facility operating costs increased gross profit, year over year by approximately $280,000.

For the three months ended June 30, 2009 and 2008 we generated revenues of $1,557,152 and $1,385,284, respectively from our resident operations.   An increase of 171,868, which reflected our increased occupancy over the corresponding period in 2008.

Additionally, we received $60,528 and $79,644 for the six months ended June 30,, 2009 and 2008, and $37,651 and $43,192 for the three months ended, from advertising revenue from our Senior Standard monthly publication.   The decrease in publication revenue is believed to be a general effect of the economic conditions on advertising.

Operating Expenses

Operating costs were incurred in the amounts of $2,032,155 and $1,958,727 for the six months ended June 30, 2009 and 2008.  Increases in payroll expenses of $93,849 due to increased staffing for future growth and increased professional fees of $80,109 arising from increased public company costs were offset by a reduction of $79,308 in general and administration costs brought about by expense curtailment.

Operating costs were incurred in the amounts of $1,229,973 and $1,262,243 for the three months ended June 30, 2009 and 2008.  Increases in payroll expenses of $62,325 due to increased staffing for future growth and increased professional fees of $52,052 arising from increased public company costs were offset by a reduction of $102,383 in general and administration costs brought about by expense curtailment.

Other Income and Expenses

        Interest expense for the six months ended June 30, 2009 and 2008 was $545,217 and $717,518, a reduction of $172,301 primarily due to reduction in interest rates.  Interest expense for the three months ended June 30, 2009 and 2008 was $287,746 and $458,322 a reduction of $170,576 primarily due to reduction in interest rates.

The gain on derivatives for the three and six months ended June 30, 2009 arose from the warrants issued during the first quarter of 2009.

Liquidity and Capital Resources

The Company is currently financing its operations through revenue generated.  Future growth and new expansion projects will be dependent on the success of sales of stock through a private offering, and our ability to arrange debt financing for our new projects.  Future expansion is also dependent on the credit markets for real estate mortgages and development loans, to help fund our expansion plans.

 Subsequent Events

On July 15, 2009 our board of directors and our stockholder holding a majority of our voting shares authorized the amendment to the Articles of Incorporation of the company, increasing the number of common shares the company is authorized to issue from 3,333,333 to 480,000,000 and increasing our preferred share capital to 20,000,000.  A definitive proxy statement was filed on Form 14C on August 3, 2009.

On May 10, 2009 the Company entered into a non-binding agreement with AVA Limited to develop an 82 unit senior living facility in Katy, Texas. It is anticipated to close by July 31, 2009. The land contributed has an approximate fair value of $1,900,000, and the total project cost is expected be approximately $10,000,000.   During July 2009 we signed an Engagement Letter with Wells Fargo for $9,071,600.  We have ordered third party reports including the retention of an Archaeologist to provide a study necessary to satisfy the Texas Historical Commission.  We anticipate filing our HUD Pre-application by August 31, 2009.
The Company entered into a non-binding agreement with Ray Mays, an individual, to develop an 82 unit senior living facility in Crossville, Tennessee on May 11, 2009. It is anticipated to close by July 31, 2009. The land contributed has an approximate value of $1,600,000, and the total project cost will be approximately $10,000,000. We have signed an Engagement Letter with Deutsche Bank Berkshire Mortgage.  Third Party Reports have been ordered.  We anticipate filing our HUD Pre-application by August 31, 2009.

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
The Company has also entered into an Agreement with Wells Fargo Bank for the refinancing of its TrinityCare Senior Living of Knoxville, LLC project. The refinance, if the waiver is accepted by HUD, will permit the amortization of the loan to be extended from 17 years to 37 years, and lower the interest rate. Estimated savings could be as high as $180,000 per year in cash flow. Formal submission to HUD for approval of the waiver is anticipated shortly.
We have signed an Engagement Letter with Deutsche Bank Berkshire Mortgage for $8,219,900 for a project in Seymour, TN.  Third Party Reports have been ordered.  We anticipate filing our HUD Pre-application by August 31, 2009.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30,, 2009, our disclosure controls and procedures were effective, except for those events discussed below.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Quarterly Report on Form 10-Q  contains forward-looking statements that involve risks and uncertainties. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that our expectations will be realized. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(1)	June 8, 2009 we issued 15,000 unregistered common shares as compensation for a six month contract to provide radio broadcasting advertising.
(2)	June 15, 2009 we issued 294,600 unregistered common shares upon conversion of 29,460 preferred shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2009.

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

Date: August 11, 2009

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

Date: August 11, 2009

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer

Exhibit 32.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Executive Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2009

/s/ Donald W. Sapaugh
Donald W. Sapaugh, Chief Executive Officer

Exhibit 32.1- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Financial Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended June 30,, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2009

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer