Form 10-Q
period 2009-11-13
TRINITYCARE SENIOR LIVING, INC.
filed 2009-11-13
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

 (281) 482-9700
(ISSUER TELEPHONE NUMBER)

 ( FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

There were 10,833,284 shares of the Registrant’s common stock outstanding at November 5, 2009.

Form 10-Q
For the Quarterly Period Ended September 30, 2009

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

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash	$471,927	$546,164
Accounts receivable	50,588	81,620
Prepaid expenses	390,316	258,917
Total Current Assets	912,831	886,701

Property and equipment	17,077,497	16,956,608
Accumulated depreciation	(2,446,367)	(2,015,398)
	14,631,130	14,941,210

Loan costs	315,168	251,136
Accumulated amortization	(35,249)	(6,067)
	279,919	245,069
Project development costs	111,022	9,120
Deposits and reserves	160,574	271,076
	551,515	525,265

Total Assets	$16,095,476	$16,353,176

LIABILITIES
Accounts payable	$286,742	$482,487
Accrued expenses	650,383	404,122
Deferred revenue	581,835	139,037
Line of credit	77,106	79,022
Current portion of long-term debt	520,770	5,661,069
Total Current Liabilities	2,116,836	6,765,737

Mortgage	17,255,105	12,321,991
Notes payable and other debt	1,327,595	895,229
Derivative liability	282,364	-
Total Long-Term Debt	18,865,064	13,217,220
Total Liabilities	20,981,900	19,982,957

Commitments and contingencies	-	-

EQUITY (DEFICIT)
Preferred stock, $.001 par, 20,000,000 authorized:
Preferred stock A: 16,000 and 0 issued and outstanding	16
Preferred stock B: 3,000 and 0 issued and outstanding	3	-
Common stock: $.001 par, 480,000,000 authorized;		-
10,883,284 and 56,200 issued and outstanding	10,883	562
Additional paid in capital	3,991,215	3,971,679
Minority interest	-	-
Retained earnings (Deficit)	(8,888,541)	(7,602,022)
Total Equity (Deficit)	(4,886,424)	(3,629,781)

Total Liabilities and Equity (Deficit)	$16,095,476	$16,353,176

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Consolidated Statements of Operation
For the Three and Nine Months Ended September 30, 2009 and 2008
(unaudited)

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Resident revenue	$1,622,648	$1,419,420	$4,703,924	$4,073,876
Publication revenue	36,853	26,026	97,381	105,670
Total Revenues	1,659,501	1,445,446	4,801,305	4,179,546

Direct Costs
Direct labor	289,512	446,319	1,230,057	1,271,238
Direct costs of operations	133,722	169,866	487,426	511,650
Total Direct Costs	423,234	616,185	1,717,483	1,782,888

Gross Profit	1,236,267	829,261	3,083,822	2,396,658

Operating Costs
Advertising	35,187	29,590	111,856	92,537
Marketing and Selling	12,096	11,745	35,817	32,327
Publishing	24,334	22,680	95,485	90,330
Payroll expenses	612,451	410,158	1,312,005	1,015,863
General and administrative	35,462	(31,228)	143,527	156,145
Professional	55,147	29,082	220,183	114,009
Insurance	52,011	123,340	155,939	241,758
Rent and facility	244,630	239,264	717,289	711,528
Depreciation and amortization	149,090	152,081	460,462	490,942
Total operating expenses	1,220,408	986,712	3,252,563	2,945,439

Operating income (loss)	15,859	(157,451)	(168,741)	(548,781)

Interest expense	294,200	177,268	839,417	894,786
Loan origination fees	64,750	-	64,750	-
Loss on derivitive	26,014	-	17,364	-

Loss before minority interest	(369,105)	(334,719)	(1,090,272)	(1,443,567)

Minority interest in net loss	-	169,741	-	801,301

Loss	$(369,105)	$(164,978)	$(1,090,272)	$(642,266)

Loss per share, basic and diluted	$(0.08)	$(2.94)	$(0.42)	$(11.43)
Basic and diluted weighted average number of common shares	4,686,250	56,200	2,580,259	56,200

 The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(1,090,272)	$(1,443,567)
Adjustment to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	460,151	490,942
Loss on derivative	282,364
Stock for services	7,650
Changes in assets and liabilities:
Accounts receivable	67,134	(50,726)
Prepaid expenses	(131,399)	(184,762)
Deposits and reserves	110,502	(250,751)
Accounts payable	(195,745)	(59,950)
Accrued expenses	255,937	(115,827)
Deferred revenue	406,696	98,890
Net Cash (Used) Provided by Operating Activities	173,018	(1,515,751)

Cash Flows from Investing Activities:
Purchase of property and equipment	(184,924)	(105,229)
Project development costs	(101,902)	(21,505)
Acquisition costs	-
Net Cash (Used) by Investing Activities	(286,826)	(126,734)

Cash Flows from Financing Activities:
Loan costs	(64,033)	(159,770)
Proceeds from mortgages	-	5,052,340
Repayments on mortgages	(133,799)	(3,286,928)
Proceeds from loans	424,385	845,410
Repayments on loans	(12,327)	(325,103)
Contributions from members	21,592	(626,863)
Distribution to members	(196,247)	-
Net Cash (Used) Provided by FinancingActivities	39,571	1,499,086

Net decrease in Cash	(74,237)	(143,399)

Cash at beginning of period	546,164	484,316

Cash at end of period	$471,927	$340,917

Supplemental cash flow information:
Interest paid	$839,417	$894,786
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

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

As of September 30, 2009 and 2008

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended September 30, 2009 and 2008; (b) the financial position at September 30, 2009 and 2008, and (c) cash flows for the nine month periods ended September 30, 2009 and 2008, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2008 and 2007 and notes thereto in the Company’s annual report on for the year ended December 31, 2008, filed with the Securities and Exchange Commission in form 8K, filed April 30, 2009.  Operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

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

As of September 30, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at cost.  Depreciation of property and equipment is computed on the straight-line basis over the estimated useful lives of the assets, which range from five to thirty-one and one half years.

In accordance with Accounting Codification Standards, Topic No. 360 (previous guidance SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets"), long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company did not recognize any impairment losses for any periods presented.

Advertising and Promotions

The Company follows the policy of charging advertising, marketing and promotions to expense as incurred.  Advertising expense was $35,187, $29,590, $111,856 and $92,537 for the three and nine month periods ended September 30, 2009 and 2008, respectively, the majority of which includes the cost of marketing staff for all of the facilities.

Stock-Based Compensation

FASB Accounting Codification Standards Topic 825, “Compensation – Stock Compensation” (previous guidance Statement of Accounting Standards SFAS No. 123R, “Share-Based Payment”)  requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Earnings (Loss) per Share

The Company follows Accounting Codification Standards, Topic No. 260 (previous guidance SFAS No. 128, “Earnings Per Share.”).  Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

The Company follows accounting guidance relating to fair value measurements. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 – inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 – unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the unobservable inputs.

The fair value of the Company’s notes payable and derivative liability approximates stated value. The notes payable fair value is based on Level 2 inputs and the derivative liability fair value based on Level 3 inputs. See note 6.

Variable Interest Entities

We hold a minority equity interest in ventures established to develop or acquire and own senior living communities. Those ventures are generally limited liability companies. Our equity interest in these ventures generally ranges from 20% to 80%.

Accounting Codification Standards, Topic No. 810 (previous guidance FIN No. 46R, “Consolidation of Variable Interest Entities” addresses the consolidation of entities to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interest.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary is generally required to consolidate assets, liabilities and non-controlling interests.

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

Nature and Classification of the Minority Interest in the Consolidated Financial Statements

TrinityCare Senior Living, LLC is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of September 30, 2009 and 2008, as follows:

	2009	2008
TrinityCare Senior Living of Pearland, LLC	22.7%	23.5%
TrinityCare Senior Living of Knoxville, LLC	15.2%	15.2%
T C Senior Living of Port Lavaca, LLC	44.7%	44.7%
TrinityCare Terrace Senior Living, LLC	66.5%	-%

A non controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The non controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Minority ownership equity interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

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

Subsequent Events

These interim financial statements were approved by management and were issued on November 13, 2009. Subsequent events have been evaluated through this date, which is the date the financial statements were issued.

NOTE 2:     PROPERTY AND EQUIPMENT

Property and equipment consist of:
	September 30, 2009	December 31, 2008
Machinery & Equipment	$491,996	$468,112
Landscaping	326,242	310,505
Furniture & Fixtures	646,605	643,369
Building	14,316,934	14,253,539
Vehicles	132,328	132,328
Office Equipment	58,392	43,755
Land	1,105,000	1,105,000
total property and equipment	17,077,497	16,956,608
Accumulated depreciation	(2,446,367)	(2,015,398)
property and equipment, net	$14,631,130	$14,941,210

Depreciation of property and equipment was $149,090, $152,081, $460,462 and $490,942 for the three and nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 3:  DEBT
		September 30, 2009	December 31, 2008
At September, 2009 and December 31, 2008, short-term debt consisted of:
Line of credit payable to bank collateralized by corporate assets. Total line is $80,000, as of September 30, 2009 $2,894 (2008 - $978) is available.
TCSL	(1)	$77,106		$79,022

Short term note, unsecured due November 28, 2009	(10)	$239,425	$
Current Portion of Long-Term Debt		281,345		5,661,069
Total Short-Term Debt		$520,770		$5,661,069

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

NOTE 3:  DEBT (CONTINUED)

At September 30, 2009 and December 31, 2008, long-term debt consisted of:

Mortgage and notes payable to banks collateralized by real estate, due in monthly installments		September 30, 2009	December 31, 2008
Knoxville	(2)	$6,088,146	$6,250,265
Pearland	(3)	6,312,304	6,357,370
Port Lavaca	(4)	5,375,425	5,375,425
		17,775,,875	17,983,060
Less current portion		520,770	5,661,069
		$17,255,105	$12,321,991

		September 30, 2009	December 31, 2008
Long-term debt payable to individuals:
TCSL	(5)	$50,140	$52,084
Knoxville installment	(6)	8,187	10,992
Knoxville	(7)	200,000	150,000
Port Lavaca	(8)	200,000	200,000
TCSL, payable to member	(9)	769,268	482,153
TCSL; Terrace	(10)	100,000
		$1,327,595	$895,229
Total Long-Term Debt		$18,582,700	$13,217,220

Notes to debt instruments:
(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25% expiring September, 2010.
(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.
(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.
(4)
Interest only note payable due Trustmark National Bank bearing interest at 2.75% above LIBOR and due on June 30, 2010. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years.

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
(10)
Short term note, unsecured, due November 28, 2009.  In lieu of interest, lender to receive a 1% interest in each of TrinityCare Senior Living of Katy, LLC.; TrinityCare Terrace Senior Living, LLC.; and TrinityCare Senior Living of Crossville, LLC.   The Company recognized the intrinsic value of the interest at 8.25%.

	September 30, 2009	December 31, 2008
Long-term debt maturities:
2010	5,567,253	289,202
2011	383,648	353,296
2012	790,384	1,159,032
2013 thereafter	11,841,415	11,415,690
	$18,582,700	$13,217,220

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

Interest paid during the three and nine months ended September 30, 2009 was as follows:

	September 30, 2009	September 30, 2008

Three months ended September 30	$294,200	$177,268

Nine months ended September 30	$839,417	$894,786

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

Rent expense was $12,000, $12,000, $27,000 and $24,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the minimum lease payments under the terms of the lease agreement were as follows:

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

As of September 30, 2009 and 2008

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This ASU reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-02, Omnibus Update—Amendments to Various Topics for Technical Corrections. This omnibus ASU detailed amendments to various topics for technical corrections. The adoption of ASU 2009-02 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU updated cross-references to Codification text. The adoption of ASU 2009-03 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our financial statements.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-07, Technical Corrections to SEC Paragraphs. This Accounting Standards Update corrected SEC paragraphs in response to comment letters. The adoption of ASU 2009-07 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Accounting Standards Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. The adoption of ASU 2009-09 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-10, Financial Services-Brokers and Dealers: Investments-Other, Amendment to Subtopic 940-325. This Accounting Standards Update codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. The adoption of ASU 2009-10 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-11, Extractive Activities-Oil and Gas, Amendment to Section 932-10-S99. This Accounting Standards Update represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. The adoption of ASU 2009-11 will not have material impact on our financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures > Overall, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of ASU 2009-12 will not have material impact on our financial statements.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

NOTE 6:  EQUITY

Common Stock

On July 15, 2009 our board of directors and our stockholder holding a majority of our voting shares authorized the amendment to the Articles of Incorporation of the company, increasing the number of common shares the company is authorized to issue from 3,333,333 to 480,000,000.  A definitive proxy statement was filed on Form 14C on August 3, 2009.

We were authorized to issue 100,000,000 shares of common stock with $0.01 par value per share.  As part of the reorganization and reincorporation which was effective on February 16, 2009, the Directors authorized a 1:30 reduction in the authorized common shares, thus reducing the number of common shares authorized to 3,333,333 and amended the par value to $.001.  As of the date of February 17, 2009, the common shares issued combined with the convertible preferred shares issued (which vote on an as converted basis, and are eligible to be converted when adequate shares of common are available), combined have voting rights of 10,978,267.  The number of shares outstanding has been adjusted for the effect of the reverse stock-split on prior periods presented.   Common share capital was reduced, and Additional Paid in Capital was increased to reflect the economic change in par value of our common shares from $0.01 to $0.001.

Common stock holders shall exclusively posses all voting power. Each holder of shares of common stock shall be entitled to one vote for each share held by such holders. Common stockholders do not have pre-emptive rights to purchase any unissued stock of any class or series.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

NOTE 6:  EQUITY (CONTINUED)

The above option was valued to estimate the value of the common stock’s discount option.  The option value calculated resulted in an amount in excess of the stock value less the purchase price.  The option is valued at  $282,364 which is in excess of the $100,000 option price, and therefore recorded as a liability.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	1.390%
Expected lives	1.67
Expected price volatility	254.678%
Forfeiture Rate	0.000%

Stock Purchase Agreement

Prior to the business combination Mr. Jerry Neel, Jr. invested $50,000 into TrinityCare Senior Living, LLC and was awarded a commensurate ownership percentage. As part of his investment he was given a “Look Back” provision, whereby the stock valuation at the anniversary of the issuance of shares (February 16, 2009) on a trailing 20 day basis must exceed $1.50 per share. The Look Back provision expires on February 16, 2010. The maximum number of shares to be issued to Mr. Neel cannot exceed 300,000 and may be zero. As of September 30, 2009, the amount of shares which could be owed to Mr. Neel is zero, as the average share price for the previous twenty closing days exceeded $1.50.

NOTE 7:  RELATED PARTY TRANSACTIONS

Note payable, in the amount of $352,462, as of September 30, 2009, to a Member.  The note is an unsecured promissory note, bearing interest at a reasonable variable rate based on current applicable federal rates, currently 1.67%, payable in instalments totalling $95,231 per year for five years.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008

NOTE 8:  SUBSEQUENT EVENTS

Management has reviewed material subsequent events through November 13, 2009.

The Company issued 385,000 shares during October 2009 to acquire a portion of the minority interest in its Pearland facility..

The Company issued 25,000 as a loan origination fee to extend its short term borrowing facility.

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

Financial information provided in this Form 10-Q for periods subsequent to December 31, 2008  is preliminary and remains subject to audit by H. J. & Associates. As such, this information is not final or complete, and remains subject to change, possibly materially.

OVERVIEW

We are a Nevada corporation and a provider of senior living services in the United States, operating in Texas and Tennessee
.
At September 30, 2009, we operated 3 communities in the United States, with a total resident capacity of approximately 230. Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of September 30, 2009 (including deposits of future residents) was 200 out of 226 total units available, or 88.50%. When the opportunity presents itself, and to accommodate resident requests, the Company will combine two single bedroom units, converting one of the bedrooms into a living room. This will result, from time to time, in a change in the number of units in a particular facility.(thus the total available units are lower than the maximum of 230 units, and the occupancy is somewhat higher).

Of the 3 communities that we operated at September 30, 2009, TrinityCare Senior Living, Inc. was a minority unit holder in each. In addition, at September 30, 2009, the company has a number of potential projects in Texas, Louisiana, Tennessee and Florida where the company believes expansion by at least three facilities, will be consummated in the before June 30, 2010.

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

Current facilities are:
- Trinity Oaks of Pearland, TX
- Trinity Hills of Knoxville, TN
- Trinity Shores of Port Lavaca, TX

Future and planned developments:
- Pearland, Texas

- Brazoria, Texas_
- Covington, Louisiana
- Shreveport, Louisiana
- Crossville, Tennessee
- Katy, Texas
- Seymour, Tennessee

The census data as of September 30, 2009 is as follows:
Total units in service	226	Certain units have been combined to allow for multi-room use (combination of studios to two bedroom units)
Occupancy	200 units (88.5%)	Two of the three facilities have occupancy greater than 95% of available units in service.

Unrealized Net Book Value:

Each of the facilities currently owned and managed by TrinityCare Senior Living have a market value greater than the Net Book Value. While this value cannot be optimized in a financial presentation, below indicates the most recent Appraised Value versus the Net Book Value of Fixed Assets:

As of September 30, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Net Book Value of Fixed Assets	$4,678,360	$6,047,315	$3,998,438	$14,724,113
Appraised Value	$9,540,000	$9,500,000	$6,800,000	$25,840,000
Unrealized Book Value	$4,861,640	$3,452,685	$2,801,562	$11,115,887
Debt	$6,327,542	$6,147,915	$5,375,425	$17,850,881
Net Unrealized Equity	$3,212,458	$3,352,085	$1,424,575	$7,989,119

TrinityCare Senior Living of Pearland: Appraisal by Integra Realty Resources 9/27/2007

TrinityCare Senior Living of Knoxville: Appraisal by HealthTrust, LLC 1/29/2008

TC Senior Living of Port Lavaca: Appraisal by Health Care Advisory Group 11/9/2007

For industry Comparison the Value per Unit is defined below:

As of September 30, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Weighted Average or Total
Number of Units	79	86	61	226
Net Book Value of Fixed Assets/Unit	$64,775	$71,806	$68,188	$68,372
Appraised Value/Unit	$120,759	$110,465	$111,475	$114,336
Unrealized Book Value/Unit	$55,984	$38,659	$43,288	$45,964

When the opportunity presents itself, and to accommodate resident requests, the Company will combine two single bedroom units, converting one of the bedrooms into a living room. This will result, from time to time, in a change in the number of units in a particular facility.

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

Memory Care

We believe our Memory Care units distinguish us from many other senior living providers, as they are located within our building and are an active part of the continuum of care of a TrinityCare facility. We provide a specialized environment, extra attention, and care programs and services designed to meet the special needs of people with Alzheimer’s disease, advanced dementia and other related memory impairments. Specially trained staff members provide basic care and other specifically designed care and services to these residents in separate areas of our communities. Residents pay a higher daily rate based on additional staff hours of care and services provided. Approximately 12% of our residents reside in a Memory Care unit on September 30, 2009.

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

Results of Operations

For the three months and nine months ended September 30 2009 and 2008

Revenues

For the nine months ended September 30, 2009 and 2008 we generated revenues of $4,703,924 and $4,073,876, respectively from our resident operations.   The increase $630,048 was due to increased capacity and fulfilling rooms through new residents.   Reduction in direct facility operating costs increased gross profit, year over year by $675,559.

For the three months ended September 30, 2009 and 2008 we generated revenues of $1,662,648 and $1,419,420, respectively from our resident operations.   An increase of $203,228, which reflected our increased occupancy over the corresponding period in 2008.

Additionally our net publication earnings (net losses), from advertising revenue from our Senior Standard  monthly publication was $97,381 and $36,853 for the nine and three months ended September 30, 2009.  We earned net income from publication activities of $105,670 and $26,026 for the nine and three months ended September 30, 2008.   The losses generated by our publication activity were due to the general effect of the economic conditions on advertising.

Operating Expenses

Operating costs were incurred in the amounts of $3,466,617 and $2,945,439 for the nine months ended September 30, 2009 and 2008.  Increases in payroll expenses of $510,196 due to increased staffing for future growth and increased professional fees of $106,174 arising from increased public company costs were offset by a reduction of $275,851 in general and administration costs brought about by expense curtailment.

Operating costs were incurred in the amounts of $1,434,462 and $986,712 for the three months ended September 30, 2009 and 2008.  Increases in payroll expenses of $416,347 due to increased staffing for future growth and increased professional fees of $26,065 arising from increased public company costs were offset by a reduction of $175,321 in general and administration costs brought about by expense curtailment.

Other Income and Expenses

         Interest expense for the nine months ended September 30, 2009 and 2008 was $839,417 and $894,786, a reduction of $55,369 primarily due to reduction in interest rates.  Interest expense for the three months ended September 30, 2009 and 2008 was $294,200, and $177,268 an increase of $116,932 primarily due to increase in borrowings ameliorated to some extent by a reduction in interest rates.

Loan origination costs of $64,750 were incurred for the nine and three months ended September 30, 2009 relate to fees paid in common shares of the company for a line of credit facility.  No fees were incurred in 2008.

The loss on derivatives for the three and nine months ended September 30, 2009 arose from the warrants issued during the first quarter of 2009.

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

In accordance with "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Off-Balance Sheet Arrangements

 We have no off-balance sheet arrangements.

Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure.  In this report, we define and use the non-GAAP financial measures Adjusted EBITDA, as set forth below.

Adjusted EBITDA

Definition of Adjusted EBITDA

We define Adjusted EBITDA as follows:

 Net income (loss) before:

•	provision (benefit) for income taxes;

•	non-operating (income) loss items;

•	depreciation and amortization (including non-cash impairment charges);

•	amortization of deferred gain;

•	amortization of deferred entrance fees; and

•	non-cash compensation expense;

Management’s Use of Adjusted EBITDA

We use Adjusted EBITDA to assess our overall financial and operating performance.  We believe this non-GAAP measure, as we have defined it, is helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations.  This measure provides an assessment of controllable expenses and affords management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance.  It provides an indicator for management to determine if adjustments to current spending decisions are needed.

Adjusted EBITDA provides us with a measure of financial performance, independent of items that are beyond the control of management in the short-term, such as depreciation and amortization (including non-cash impairment charges), straight-line lease expense (income), taxation and interest expense associated with our capital structure.  This metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure or expenses of the organization.  Adjusted EBITDA is one of the metrics used by senior management and the board of directors to review the financial performance of the business on a monthly basis.  Adjusted EBITDA is also used by research analysts and investors to evaluate the performance of and value companies in our industry.

Limitations of Adjusted EBITDA

Adjusted EBITDA has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of earnings.  Material limitations in making the adjustments to our earnings to calculate Adjusted EBITDA, and using this non-GAAP financial measure as compared to GAAP net income (loss), include:

•
the cash portion of interest expense, income tax (benefit) provision and non-recurring charges related to gain (loss) on sale of communities and extinguishment of debt activities generally represent charges (gains), which may significantly affect our financial results; and

•
depreciation and amortization, though not directly affecting our current cash position, represent the wear and tear and/or reduction in value of our communities, which affects the services we provide to our residents and may be indicative of future needs for capital expenditures.

An investor or potential investor may find this item important in evaluating our performance, results of operations and financial position.  We use non-GAAP financial measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA is not an alternative to net income, income from operations or cash flows provided by or used in operations as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of Adjusted EBITDA to GAAP net income (loss), along with our condensed consolidated financial statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this report, may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2009	2008	2009	2008

Net Loss	$369,105)	(164,978)	(1,090,272)	(642,266)
Interest expense	294,200	177,268	839,417	894,786

Income (loss) from operations	(74,905)	12,290	(250,855)	252,520

Depreciation and amortization	149,090	152,081	460,462	490,942
Loss on derivative	26,014	-	17,364	-
EBITDA as adjusted, before minority interest
	100,199	164,371	226,971	743,462

Minority interest	-	(169,741)	-	(801,301)
Adjusted EBITDA excluding minority interest
	100,199	(5,370)	226,971	(57,839)

Adjusted EBITDA excluding minority interest, Profit (Loss) per share, basic and diluted	$0.02	$(0.10)	$0.09	$(1.03)
Basic and diluted weighted average number of common shares	4,686,250	56,200	2,580,259	56,200

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not required for a smaller reporting company.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective, except for those events discussed below.

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

(1)
June 8, 2009 we issued 15,000 unregistered common shares as compensation for a six month contract to provide radio broadcasting advertising.  The Company relied upon the exemption under Section 4(2) of the Securities Act

(2)	June 15, 2009 we issued 294,600 unregistered common shares upon conversion of 29,460 preferred shares.
(3)	August 31, 2009 we issued 644,800 unregistered common shares upon conversion of 64,480 Preferred Series “A” shares.
(4)	August 28, 2009 we issued 50,000 unregistered shares for loan origination fees. Company relied upon the exemption under Section 4(2) of the Securities Act
(5)	September 1, 2009 we issued 2,501,580 unregistered common shares upon conversion of 250,158 Preferred Series “A” shares.
(6)	September 4, 2009 we issued 4,717,620 unregistered common shares upon conversion of 471,762 Preferred Series “A” shares.
(7)	September 8, 2009 we issued 20,000 unregistered common shares upon conversion of 2,000 Preferred Series “A” shares.
(8)	September 10, 2009 we issued 721,800 unregistered common shares upon conversion of 72,180 Preferred Series “A” shares.
(9)	September 15, 2009 we issued 25,000 unregistered common shares upon conversion of 2,500 Preferred Series “A” shares.
(10)	September 17, 2009 we issued 100,000 unregistered common shares upon conversion of 10,000 Preferred Series “A” shares.
(11)	September 28, 2009 we issued 20,000 unregistered common shares upon conversion of 2,000 Preferred Series “A” shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2009.

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

Date: November 13, 2009

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

Date: November 13, 2009

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer

Exhibit 32.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Executive Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2009

/s/ Donald W. Sapaugh
Donald W. Sapaugh, Chief Executive Officer

Exhibit 32.2- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Financial Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2009 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2009

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer