Form 10-K
period 2009-12-31
TRINITYCARE SENIOR LIVING, INC.
filed 2010-03-24
CIK 1383960

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

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

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer              [ ]                                           Accelerated filer                                                      [ ]
Non-accelerated fil                   [ ]                                           Smaller reporting company                                   [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2009 were $6,484,598

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,748,471

As of March 15,  2010, there were 11,578,284 shares of common stock outstanding.

TRINITYCARE SENIOR LIVING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	54

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF TRINITYCARE SENIOR LIVING, INC. (THE "COMPANY", “TrinityCare”, "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.

Overview:

We are a Nevada corporation and a provider of senior living services in the United States, operating in Texas and Tennessee.  We partner with churches and developers to develop, own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

At December 31, 2009, we operated 3 communities in the United States, with a total resident licensed capacity of 230. Because we have combined some of our units into suites, we had 226 units available for occupancy at December 31, 2009.  Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of December 31, 2009 (including deposits of future residents) was 203 out of 226 total units available or 89.82%. When the opportunity presents itself, and to accommodate resident requests, the Company will combine two single bedroom units, by converting one of the bedrooms into a living room. This will result, from time to time, in a change in the number of units in a particular facility.(thus the total available units are lower than the maximum of 230 units, and the occupancy is somewhat higher).

Of the 3 communities that we operated at December 31, 2009, TrinityCare Senior Living, Inc. was a minority unit holder in each. In addition, at December 31, 2009, the company has a number of potential projects in Texas, Louisiana, Tennessee and Florida where the company believes expansion by at least three facilities, will be consummated during 2010..

Throughout our history, we have advocated a resident-centered approach to senior living and offered a broad range of service and care options to meet the needs of our residents. In all of our communities, we offer independent living services, which include housing, meals, transportation, activities and housekeeping, we also offer assisted living services, which offer basic care and services for seniors who need assistance with some activities of daily living. Our facilities also offer coordination with physician care, ambulation assistance, bathing, dressing, eating, grooming, and personal hygiene services; maintenance services; and special memory care services, such as services for residents with certain forms of Dementia or Alzheimer's disease.  In two facilities the memory care needs of our residents are specifically designated in a locked unit in order to more effectively manage those residents struggling with Alzheimer’s disease or advanced Dementia. Our facilities are primarily designed for assisted living residents, with minimal rooms allocated for independent living.

General Business Description, Operating History and Change in Control

Corporate History

TrinityCare Senior Living, Inc (“TCSL”) (“The Company”) is the majority owner of a group of senior living facilities.  TCSL is the holding company for the consolidated group.

Originally  the senior care facilities operated under the name of PremierCare Senior Living (1999).  The name was changed to TrinityCare Senior Living, LLC (Louisiana), then in 2005 changed to TrinityCare Senior Living, a Texas LLC (“TrinityCare LLC”).

On January 15, 2009, TCSL was formed as the continuing entity resulting from the merger with J-Kan, Inc, a publicly traded company.  TCSL remained as the surviving entity as the acquired, while J-Kan, Inc. was the accounting acquirer.  As a result of the merger, the former members of TrinityCare LLC (the “TrinityCare Equity-holders”) own a majority of the voting stock of J-Kan, Inc.

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

Overview of the Business

We began operations in 1999 as PremierCare Senior Living, LLC in Louisiana. The founder was Donald W. Sapaugh, and his partner was Steve May, CPA, who resided in Louisiana. In early 2000 the company entered into a relationship with First Baptist Church of Pearland, Texas whereby 7.05 acres were transferred to the company in exchange for equity (valuation was $705,000 and equity issued was 15%). The capital model at that time has not changed. The project is Trinity Oaks, and the entity is TrinityCare Senior Living of Pearland, LLC, which is managed by TrinityCare Senior Living, LLC.

In 2001, we changed our name from PremierCare to TrinityCare, but remained domiciled in Louisiana until 2005 when it we were re-domiciled to Texas as a limited liability company.

In 2006 the company began construction of two new facilities in Port Lavaca, Texas and Knoxville, Tennessee. The project in Port Lavaca is Trinity Shores and operates under TC Senior Living of Port Lavaca, LLC. The project in Knoxville is Trinity Hills and operates as TrinityCare Senior Living of Knoxville, LLC.

Port Lavaca opened in the summer of 2007 as did Knoxville.

The company currently owns a minority equity position in each of these:
Trinity Oaks                                27.7%
Trinity Shores                            44.7%
Trinity Hills                                15.2%

A church owns the following percentages:
Trinity Oaks                                15.0%
Trinity Shores                            10.0%
Trinity Hills                                17.8%

Investors own the balance of the equity:
Trinity Oaks                                57.3%
Trinity Shores                            45.3%
Trinity Hills                                67.0%

In February, 2009 all of the membership units in the company were exchanged for stock in a public company, via a business combination (Plan of Merger and Reorganization), thus creating TrinityCare Senior Living, Inc. a Nevada corporation (TCSR.OTCBB) which is publicly traded, and owns 100% of the company (TrinityCare Senior Living, LLC). The strategy of the company has not changed as it develops, manages and owns faith based, affordable senior living communities which partners with churches and land developers. Land is contributed in exchange for equity in limited liability companies which will operate each community.

We partner with churches and developers to develop, own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

We have senior living facilities located in Texas and Tennessee, and intend to expand into Louisiana and the Southeastern part of the United States. Our senior living facilities offer community living services, including meals, housekeeping, laundry, transportation, social, spiritual and recreational activity, medication assistance, health care monitoring, as well as access to health screenings, such as blood pressure checks; periodic special services, including influenza inoculations; dietary health management programs; and ongoing exercise and fitness classes.

Our facilities also offer coordination with physician care, ambulation assistance, bathing, dressing, eating, grooming, and personal hygiene services; maintenance services; and special memory care services, such as services for residents with certain forms of Dementia or Alzheimer's disease.

Our Communities

We operate three communities in the United States, with a total resident licensed capacity of 230. Because we have combined some of our units into suites, we had 226 units available for occupancy at December 31, 2009.  Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of December 31, 2009 (including deposits of future residents) was 203 out of 226 total units available or 89.82%, which is slightly higher than the national averages reported by NIC of 87%.  In all of these facilities, some units have been combined to offer the resident additional bedrooms (thus the total available units are lower, and the occupancy is somewhat higher).

Our existing communities are located at:

TrinityCare Senior Living of Pearland, LLC
3033 Pearland Parkway
Pearland, Texas 77581
(Houston Metropolitan Area)
d/b/a – Trinity Oaks
Approximately 80 Unit Community

TC Senior Living of Port Lavaca, LLC
201 Trinity Shores Drive
Port Lavaca, Texas 77979
d/b/a – Trinity Shores
Approximately 63 Unit Community

TrinityCare Senior Living of Knoxville, LLC
4611 Asheville Highway
Knoxville, Tennessee 37914
d/b/a – Trinity Hills
Approximately 87 Unit Community

Of the three communities that we operate, we are a minority unit holder in each:
Trinity Oaks                                27.7%
Trinity Shores                             44.7%
Trinity Hills                                15.2%

Throughout our history, we have advocated a resident-centered approach to senior living and offered a broad range of service and care options to meet the needs of our residents. In all of our communities, we offer independent living services, which include housing, meals, transportation, activities and housekeeping, we also offer assisted living services, which offer basic care and services for seniors who need assistance with some activities of daily living. In two facilities the memory care needs of our residents are specifically designated in a locked unit in order to more effectively manage those residents struggling with Alzheimer’s disease or advanced Dementia. Our facilities are primarily designed for assisted living residents, with minimal rooms allocated for independent living. Below are the specific levels of care for each facility:

Trinity Oaks – Independent Living, Assisted Living, early Dementia/Alzheimer’s
Trinity Shores – Independent Living, Assisted Living, Locked Memory Care
Trinity Hills – Independent Living, Assisted Living, Locked Memory Care, Adult Day Care

In addition to the three communities listed above, we are in the process of developing new projects in Texas (Pearland and Katy), Tennessee (Seymour and Crossville) and Louisiana (Covington and Shreveport) for a total of six additional facilities.

We have had in excess of 100 inquiries from potential churches and land developers nationwide during the last twelve months. Our expansion strategy is focused on the Southeastern United States. This target area has a greater unmet need than the rest of the United States, stronger ties to the faith-based community, and construction costs are lower than the balance of the United States. Regulation of assisted living facilities is limited and thus expansion can occur much more rapidly.

Our Customers

Our clients are senior adults. The average age of our residents is 75 years of age for Independent Living and 83 years of age for Assisted Living.

Our Approach and Services

In our target market, the faith of the resident is a significant factor in their life and as such, we have chosen to embrace this as a cornerstone of our community model of care and residential living. While most all competing facilities embrace a particular resident’s desire to practice their faith, few observe this as a central theme. Our facilities, when partnering with a local church as the land contributor, will have a unique model whereby the faith based activities are paramount. In all facilities, irrespective of the land contributor/partner, we will create a ministerial advisory board comprised of all churches within the community, and they will be encouraged to actively participate in providing ministry involvement, activities, support as well as recruitment of staff and promotion to future residents.

In each of our senior living communities we offer assisted living and independent living. In most of our communities, as part of the assisted Living environment we have a separate secure area designed for caring for those with Dementia or Alzheimer’s Disease, which we call “The Lighthouse”.  In some communities, we will offer an Adult Day Care option, which is called Seniors Day Out ©.

Assisted Living

With over 16 different definitions nationwide (based upon licensing standards), the definition of “assisted living” is somewhat confusing. Assisted living residences are a new housing and health care alternative combining independence with personal care in a warm, dignified, community setting. Assisted Living Federation of America (“ALFA”) defines an assisted living residence as a special combination of housing, personalized supportive services and health care designed to meet the needs, both scheduled and unscheduled, of those who need help with activities of daily living.

We have a 10-point philosophy of care:

1. Offering cost-effective quality care that is personalized for individual needs.

2. Fostering independence for each resident.

3. Treating each resident with dignity and respect.

4. Promoting the individuality of each resident.

5. Allowing each resident a choice of care and lifestyle.

6. Protecting each resident's right to privacy.

7. Nurturing the spirit of each resident.

8. Involving family and friends, as appropriate, in care planning and implementation.

9. Providing a safe, residential environment.

10. Making the assisted living residence a valuable community asset.

Currently, more than 1.0 million Americans live in an estimated 30,000 assisted living residences.  Assisted living residents can be young or old, affluent or low income, frail or disabled. A typical resident is a woman in her eighties who is either widowed or single. Residents may suffer mild forms of Alzheimer's disease or other memory disorders, but must have ambulation and reasonable cognition. Residents may also need help with incontinence or general mobility. It is estimated that over 6.7 million seniors in America need assistance with daily living, and by 2020 this number is expected to double, as recently reported at the National Investment Center for Senior Housing annual symposium in September 2009.

Upon a resident’s move-in to one of our assisted living communities, we assess each resident, generally with input from a resident’s family and physician, and develop an individualized service plan for the resident. This individual service plan includes the selection of resident accommodations and a determination of the appropriate level of care and service for such resident. The service plan is periodically reviewed and updated by us and communicated to the resident and the resident’s family or responsible party.

We offer a choice of care levels in our assisted living communities based on the frequency and level of assistance and care that a resident needs or prefers. Most of our assisted living communities also offer a Lighthouse Program, which provides specially designed accommodations, service and care to support cognitively impaired residents, including residents with Alzheimer’s disease and dementia in a safe, secure environment. By offering a full range of services, we are better able to accommodate residents’ changing needs as they age and develop further physical or cognitive frailties. Monthly resident fee schedules are generally revised annually. Fees for additional care are revised when a change in care arises.

Services provided in assisted living residences usually include:

• Three meals per day served in a common dining area.

• Housekeeping services.

• Transportation.

• Assistance with eating, bathing, dressing, toileting and walking.

• Access to health and medical services.

• 24-hour security and staff availability.

• Emergency call systems for each resident’s room or apartment.

• Health promotion and exercise programs.

• Medication management.

• Personal laundry services.

• Social, religious, and recreational activities.

Costs vary with the residence, room size, and the types of services needed by the residents. Across the nation, daily basic fees are generally less than the cost of home health services and nursing home care, with the average cost per unit per month at approximately $2,900 per month in a TrinityCare facility.

Residents or their families generally pay the cost of care from their own financial resources, with the majority of the cost covered by social security insurance payments to the resident. Depending on the nature of an individual's health insurance program or long-term care insurance policy, costs may be reimbursed. In addition, some residences have their own financial assistance programs. Government payments for assisted living residences have been limited.

Independent Living

Independent living refers to a multi-residence housing facility intended for the elderly. The usual pattern is that each person or couple in the facility has an apartment-style room or suite of rooms (a two bedroom unit). Additional facilities are also provided, including meal service three times daily, gathering places for activities and recreation, day rooms, some healthcare services such as physician visitations, transportation, as well as housekeeping and maintenance. All expenses are included in a monthly fee for the resident’s rental. The average cost per unit per month is approximately $2,300 per month in a TrinityCare facility.

Alzheimer’s/Memory Impaired Assisted Living Unit

Alzheimer's disease (“AD”) is the most common form of Dementia among older people.  AD is a brain disorder that seriously affects a person's ability to carry out daily activities and involves the parts of the brain that control thought, memory, and language.  The causes of AD remain unknown, and no cure has been discovered.

AD is named after Dr. Alois Alzheimer, a German doctor. In 1906, Dr. Alzheimer noticed changes in the brain tissue of a woman who had died of an unusual mental illness. He found abnormal clumps (now called amyloid plaques) and tangled bundles of fibers (now called neurofibrillary tangles). Today, these plaques and tangles in the brain are considered hallmarks of AD.

Scientists also have found other brain changes in people with AD. There is a loss of nerve cells in areas of the brain that are vital to memory and other mental abilities. There are also lower levels of chemicals in the brain that carry complex messages back and forth between nerve cells. AD may disrupt normal thinking and memory by blocking these messages between nerve cells.

Scientists believe that up to 4 million Americans suffer from AD. The disease usually begins after age 60, and the risk of developing AD increases with age. While younger people also may suffer from AD, it is much less common. About 3 percent of men and women ages 65 to 74 have AD, and nearly half of those age 85 and older may have the disease. It is important to note, however, that AD is not a normal part of aging. The average cost per unit per month is approximately $3,200 per month in a TrinityCare facility. Alzheimer’s care is provided at two of the existing TrinityCare facilities and will be provided at all newly developed facilities.

Adult Day Care

Our adult day care program is called Seniors’ Day Out ©, and is currently operating at Trinity Hills in partnership with the East Tennessee Alzheimer’s Association. It is a distinct part of this facility encompassing 1,200 to 2,500 square feet of resident space. It includes a day room, an office, activity area, a TV/resting room, and two bathrooms. Seniors Day Out © also has a separate, secure courtyard and access to bathing and beauty shop services. This program is currently being re-evaluated for effectiveness, in coordination with the East Tennessee Alzheimer’s Association, and the company anticipates temporarily suspending services while under evaluation.

The Seniors Day Out © program is available for families caring for a senior adult on a daily basis.  The program will be available weekdays generally from 8am until 5pm, and no programming will be available on weekends or holidays. The participants in the program will not be residents of our facilities, as their primary residence is with their family.

Staffing for the program consists of not less than two caregivers who are trained in caring for senior adults as required by the license in the state of Tennessee, one of whom will be the Program Director. The facility activity staff will assist the two caregivers with activities.

The cost of the program will range from $55.00 to $80.00 per day based upon the level of care and number of hours that the individual spends in the program on a daily basis. The staff will create an individual care plan for each participant. Daily activities will include breakfast, lunch and snacks (dinner if needed), self-care programs including blood pressure checks, modified low impact exercise programs, medication reminders, and other activities of daily living. In addition, the participants will be offered outside field trips, above ground gardening, devotionals, movies and various similar activities.

The company is evaluating the Senior’s Day Out © program to determine its effectiveness for expansion within the company’s owned and managed facilities.

Industry Background

The current market capitalization in the assisted living area is in excess of $6 Billion, with a Price/Book of 1.6, and a collective dividend yield historically in excess of 7%, as summarized in Yahoo Long Term Care (Healthcare Sector) Industry reporting.

According to the National Investment Center for Seniors Housing (“NIC”):

As of September 30, 2009, the total number of outstanding property loans for assisted living companies included:

Outstanding
Property Type	Permanent $ Million	Short-term $ Million	Total $ Million
Independent Living	6,143	7,332	13,794
Assisted Living	7,138	6,446	13,738
Nursing Homes	490	3,773,	4,263
CCRCs	324	790	1,179
Total	14,095	18,341	32,974

As indicated above, the default rate is very low.

Loan performance as of September 30, 2009 for the sector was:

Performing - (Loans not in foreclosure, delinquency, or restructuring, although may include loans not in payment default, but not in compliance with non-payment financial covenants OR loans that are otherwise on a lender's "watch list" for possible deteriorating performance.)	98.5%
Restructured - (Loans where basic terms, such as interest rate, maturity date, collateral or guaranty have been restructured as a result of actual or anticipated delinquency, but where loan is performing according to restructured terms.)	0.6%
Delinquent - (Includes all loans in process of foreclosure, or loans 2 or more scheduled payments past due.)	0.9%
Foreclosed - (Loans where title to the property has been acquired during the year through foreclosure.)	0.0%

The NIC has reported that occupancy rates for facilities open for 24 months or longer (as of September 30, 2009) were:

	Mean	Number of	Number of
Property Type	Occupancy	Properties	of Units
	(%)		(*Beds)
Independent Living	86.5	507	71,574
Assisted Living	88	1,421	102,896
Nursing Homes	84	908	109,329
CCRC's (continuing care retirement communities)	88	171	62,648
Independent Units in CCRC's	88	164	43,541
Assisted Living Units in CCRC's	90	136	8,547
Skilled Nursing Beds in CCRC's	86.5	146	10,560

NIC further reported that the capitalization rates for facilities, as of September 30, 2009, was as follows:

Property Type	Low (%)	Average (Mean) (%)	High (%)	Number of Property Transactions Involved
Independent Living	8	8.8	9.5	12
Assisted Living	8.5	9.6	13	37
Nursing Homes	9.5	10.5	11.5	6
CCRCs	9.5	10.5	11.5	6

Our market is expanding:

•	39.5 Million Americans are over the age of 65, representing 12.8% of the total population, and growing rapidly

•	In the year 2050, the population of those over the age of 65 in the United States will exceed 85 million

•	Beginning in 2011, the population 65 and older will grow faster than the total population in every single state.

•	In 2030, when all of the baby boomers will be 65 and older, nearly one in five U.S. residents is expected to be 65 and older

•	Current expenditures by seniors for housing exceeds $285 billion, and is expected to exceed $500 billion in 2030

•
83% of all Americans consider themselves to be Protestant or Catholic, and of those over the age of 65 only 10% consider themselves to be “secular”. The south and southeast part of the United States represent the highest percentage of those who consider their faith important.

Competition

We have no direct competitors who develop, manage and own faith based senior living facilities. While there are a number of companies which own and operate independent living, assisted living, memory care and skilled nursing facilities, few partner with churches and fewer develop these in an “aging in place” setting. Below are a few companies who would be considered indirect competitors:

Sunrise Senior Living (NYSE:SRZ)

Sunrise Senior Living, Inc. provides senior living services in the United States, Canada, the United Kingdom, and Germany. It offers independent living services, which include housing, meals, transportation, activities, and housekeeping, as well as licensed skilled nursing services for residents who require 24-hour skilled nursing care; and determination of the appropriate level of care and service for such resident. The company’s assisted living communities also offer a Reminiscence Neighborhood that provides specially designed accommodations, service, and care to support cognitively impaired residents, including residents with Alzheimer’s disease and other forms of memory loss. In addition, it provides a medication management program, which includes the storage of medications, the distribution of medications as directed by the resident’s physician, and compliance monitoring. Further, the company also develops senior living communities for ventures in which it retains an ownership interest and for third parties. Its hospice services include supervision of the patient’s medical needs; pastoral care and religious services; bereavement services; and other services comprising physician care, infusion therapy, and physical and speech therapy. As of December 31, 2009, the company operated 384 communities, including 335 communities in the United States, 15 communities in Canada, 27 communities in the United Kingdom, and 7 communities in Germany, with a total unit capacity of 40,400 units. Sunrise Senior Living, Inc. was founded in 1981 and is headquartered in McLean, Virginia.

Brookdale Senior Living, Inc. (NYSE:BKD)

Brookdale Senior Living Inc., together with its subsidiaries, operates senior living communities in the United States. It owns and operates retirement centers, assisted living facilities, and continuing care retirement communities. The company’s retirement centers provide various education, wellness, therapy, home health, and other ancillary services primarily to middle and upper income seniors 70 years and older. These centers also offer residents with basic services, such as meal service, 24-hour emergency response, housekeeping, concierge services, transportation, and recreational activities. Its assisted living facilities offer housing and 24-hour assistance with activities of daily living to mid-acuity frail and elderly residents. Brookdale’s continuing care retirement communities provide various living arrangements and services to accommodate various levels of physical ability and health. As of September 30, 2009, it operated 547, including 85 retirement center communities with 15,255 units/beds, 405 assisted living communities with 20,804 units/beds, 35 continuing care retirement communities with 11,777 units/beds and 22 communities with 4,432 units/beds where they provide management services for third parties.  The company operates in 35 states and has the ability to serve approximately 52,000 residents.

Capital Senior Living Corporation (NYSE:CSU)

Capital Senior Living Corporation, together with its subsidiaries, operates senior living communities in the United States. The company provides senior living services to the elderly, including independent living, assisted living, skilled nursing, continuing care retirement community, and home care services. It offers community living services, including meals, housekeeping, laundry, staffing, transportation, social and recreational activity, and health care monitoring, as well as access to health screenings, such as blood pressure checks; periodic special services, including influenza inoculations; dietary and similar programs; and ongoing exercise and fitness classes. The company also offers ambulation, bathing, dressing, eating, grooming, and personal hygiene services; social and recreational activity and maintenance services; special care services, such as services for residents with certain forms of Dementia; restorative nursing and rehabilitation services, including, physical, occupational, speech, and medical social; and physician, dentistry, and podiatry services. As of December 31, 2008, the company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 38 senior living communities which the company either owned or in which the company had an ownership interest, 25 senior living communities that the company leased and one senior living community it managed for a third party. As of December 31, 2008, the company also operated one home care agency.

Assisted Living Concepts, Inc. (NYSE:ALC)

Assisted Living Concepts, Inc., together with its subsidiaries, operates assisted living residences for the senior living industry in the United States. It offers general services consisting of meals, activities, laundry, and housekeeping; support services, including assistance with medication, monitoring health status, coordination of transportation, and coordination with physician offices; and personal care, such as dressing, grooming, and bathing. The company also arranges access to additional services from third-party providers, including physical therapy, occupational and respiratory therapy, home health, hospice, and pharmacy services. As of December 31, 2008, it operated 216 assisted living residences in 20 states in the United States totaling 9,154 units.

Five Star Quality Care, Inc. (AMEX:FVE)

Five Star Quality Care, Inc. operates senior living communities, including independent living and congregate care communities, assisted living communities, and nursing homes in the United States. The company provides independent living, assisted living, nursing and healthcare, physical therapy, occupational therapy, speech language pathology, onsite pharmacy, radiology, laboratory, telemetry, hemodialysis, and orthotics/prosthetics services. As of December 31, 2009, the company leased, owned, and operated 217 senior living communities with 22,905 living units, including 170 primarily independent and assisted living communities with 18,627 living units and 47 skilled nursing facilities with 4,278 units. The company also operated 5 institutional pharmacies, 2 rehabilitation hospitals, and 13 outpatient clinics. Five Star Quality Care, Inc. was founded in 2000 and is based in Newton, Massachusetts.

Our Competitive Edge

We partner with churches and land developers to develop, own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

Our model utilizes contributed land to reduce the initial capital cost of a project. A local church or developer contributes the land in exchange for a minority equity position in a newly formed subsidiary entity and we secure senior debt with a local bank or HUD 232/Multifamily financing. Historically, we have solicited investment from individuals who are minority equity partners in each of our existing three facilities.

The company currently owns a minority equity position in each of these:
Trinity Oaks                                27.7%
Trinity Shores                            44.7%
Trinity Hills                                15.2%

A church owns the following percentages:
Trinity Oaks                                15.0%
Trinity Shores                            10.0%
Trinity Hills                                17.8%

Investors own the balance of the equity:
Trinity Oaks                                57.3%
Trinity Shores                            45.3%
Trinity Hills                                67.0%

We have developed a model community, which consists of 82 units, is expandable to 94 units, and can be reduced to 63 units without compromising the integrity of the model. We believe that this unique model allows for economies of scale in expansion, and greater operational efficiencies. This model is one story, thus challenges for its residents on mobility are greatly eliminated.

In each target market, we retain an independent third party to conduct a feasibility study to determine the “absorption rate” (the percentage of residents necessary to achieve stabilized occupancy as a percentage of the total available residents needing our services within the community). We focus our developments in areas where the absorption rate is significantly below the nationally accepted standards, thus enhancing the opportunity for success.

Intellectual Property

Seniors In Touch ©

We have patented a family communication system (USPTO 11/708,744 Senior Citizen Communication System) – Seniors In Touch © which allows for the resident to communicate via a digital online gated community with family and friends, without having to understand the Internet. Seniors In Touch © is owned by Seniors In Touch, LLC, an entity in which we have 55% ownership, and 45% of which is owned by our technology partner.

Seniors In Touch © is currently being beta tested and we expect it to be available on or about April 1, 2010.

Senior Standard ©

The Senior Standard© is our monthly publication. Current distribution is in excess of approximately 500,000 per year, or approximately 40,000 per month. It is supported by local advertisers. Our sales staff is compensated by the number of advertisements they sell, and the paper is distributed to churches, country clubs, restaurants, convenience stores, car dealerships, hair salons, small businesses, doctors offices, hospitals, hotels, and other community service environments. This newspaper contains articles about senior living, as well as monthly information about the specific senior living communities which we own and manage.

Sales, Marketing and Support

We have full time staff who provide for the sales, marketing and support of each facility. In each community, we employ a full time Marketing Director who manages this process. Much of the marketing activities are directly related to the networking with the local churches to achieve stabilized occupancy.

Employees

Currently we have approximately 100 employees who are located in Texas or Tennessee. None of our facilities are unionized, and we expect this trend to continue as few, if any of our competition has experienced unionization.  We consider our relationship with our employees to be good.

Facilities

Our existing assisted living communities are located at:

TrinityCare Senior Living of Pearland, LLC
3033 Pearland Parkway
Pearland, Texas 77581
(Houston Metropolitan Area)
d/b/a – Trinity Oaks
Approximately 80 Unit Community

TC Senior Living of Port Lavaca, LLC
201 Trinity Shores Drive
Port Lavaca, Texas 77979
d/b/a – Trinity Shores
Approximately 63 Unit Community

TrinityCare Senior Living of Knoxville, LLC
4611 Asheville Highway
Knoxville, Tennessee 37914
d/b/a – Trinity Hills
Approximately 87 Unit Community

Future and planned developments:
- Pearland, Texas
- Brazoria, Texas
- Covington, Louisiana
- Shreveport, Louisiana
- Crossville, Tennessee
- Katy, Texas
- Seymour, Tennessee

The census data as of December 31, 2009 is as follows:

Total units in service	226	Certain units have been combined to allow for multi-room use (combination of studios to two bedroom units)
Occupancy	203 units (88.5%)	Two of the three facilities have occupancy greater than 95% of available units in service.

Unrealized Net Book Value:

Each of the facilities currently owned and managed by TrinityCare Senior Living have a market value greater than the Net Book Value. While this value cannot be optimized in a financial presentation, below indicates the most recent Appraised Value versus the Net Book Value of Fixed Assets:

As of December 31, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Net Book Value of Fixed Assets	$4,634,712	$5,944,900	$3,910,268	$14,489,880
Appraised Value	$9,540,000	$9,500,000	$6,800,000	$25,840,000
Unrealized Book Value	$4,905,288	$3,555,100	$2,889,732	$11,350,120
Debt	$6,296,845	$6,323,596	$5,916,842	$18,537,283
Net Unrealized Equity	$3,243,155	$3,176,404	$883,158	$7,302,717

TrinityCare Senior Living of Pearland: Appraisal by Integra Realty Resources 9/27/2007
TrinityCare Senior Living of Knoxville: Appraisal by HealthTrust, LLC 1/29/2008
TC Senior Living of Port Lavaca: Appraisal by Health Care Advisory Group 11/9/2007

For industry Comparison the Value per Unit is defined below:

As of December 31, 2009	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Licensed Units	80	87	63	230
Available Units	78	86	62	226
Occupied Units	74	86	43	203
Net Book Value of Fixed Assets/Unit	$62,631	$69,127	$90,936	$71,379
Appraised Value/Unit	$128,919	$110,465	$158,140	$127,291
Unrealized Book Value/Unit	$66,288	$41,338	$67,203	$55,912

When the opportunity presents itself, and to accommodate resident requests, the Company will combine two single bedroom units, converting one of the bedrooms into a living room. This will result, from time to time, in a change in the number of units in a particular facility.

Principal Executive Office and Website Access to Information

Our principal executive offices are located at 227 East Edgewood Avenue, Friendswood, TX 77546 and our telephone number there is (281) 482-9700. Our internet website address is http://www.trinitycare.com

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the SEC’s website, www.sec.gov.

Management believes these facilities are suitable and adequate for its current operations.

Governmental Regulations

In each state in which we operate, we are required to be licensed by the appropriate department of health, human services or department of aging. This license is typically for Personal Care Home or Assisted Living Facility. In addition to this licensure, which is renewed annually, the community must be built in accordance with very rigorous fire codes and guidelines. There are no national standards or accreditation for the type of facilities which we construct. Healthcare reform, as is currently proposed will have little impact, if any, on our delivery of services.

Insurance

Each of our facilities has current insurance policies for General and Professional Liability. Where required and available, we also carry flood insurance and windstorm.

Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

ITEM 1A. RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also negatively impact our business operations or financial results. If any of the events or circumstances described in this section occur, our business, financial condition or results of operations could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

Risks Related to Our Business

Circumstances that adversely affect the ability of seniors, or their families, to pay for our services could have a material adverse effect on us.

Our residents and their families paid 100% of our senior living revenues during the year ended December 31, 2009 from their private resources. Some of our residents obtained reimbursement from the Veterans Administration and/or long term care insurance. However, it is the responsibility of the resident or the resident’s family to pay for the services and housing provided by TrinityCare. Inflation, a devalued stock market, rising unemployment, or other circumstances that adversely affect the ability of the elderly or their families to pay for our services will have a material adverse effect on our business, financial condition and results of operations.

Our prospective residents’ inability to sell real estate may delay their moving into our communities.

The current housing market, and prolonged decline in housing values may have a negative effect on the ability of our prospective residents’ to sell their own real estate and afford to move into our communities.

Our business is subject to limited regulation.

Licensing of senior living communities in the states in which we operate typically fall under the state Department of Health. Local and state life safety code requirements are significant, and all facilities are compliant with local and state guidelines. Since none of our facilities are participants in the Medicare or Medicaid program, we are not subject to any federal funding or regulations regarding care. It is not anticipated that this will change in the near future, nor is it anticipated that any federally funded healthcare program would impact directly our ability to provide services to our residents. Each state licenses senior living communities under standards developed by that state, thus TrinityCare must comply on a state by state basis with regulations.

We face litigation risks.

The nature of our business exposes us to lawsuits in the ordinary course of our business. In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies. As a result of these type of litigations and the potential for litigation, our cost of liability insurance is high. Additionally, in the event that we are involved in a lawsuit, we will have to expend significant resources which may adversely affect our business.

Loss of our key management or other personnel could adversely impact our business.

We depend on the services of our executive management team, including Donald W. Sapaugh, the Company’s founder, Chairman and Chief Executive Officer, and Joe M. Wiley, the Company’s Treasurer and Chief Financial Officer. The loss of these officers could have a material adverse effect on our operations and financial condition. The loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to successfully expand and develop new facilities. Our Chief Executive Officer and Chief Financial officer each have contractual obligations to the company to provide their full time and attention.

Our business could be adversely affected if we do not develop new facilities.

The successful development of new senior living facilities is important to our future financial performance, however, our ability to develop new facilities is dependent upon our ability to identify new locations, obtain financing, negotiate terms and integrate our business model. We can offer no assurance that we will be able to identify new locations, obtain financing, or obtain financing on terms favorable to us, negotiate terms or integrate our business.

We may not be able to manage our growth effectively, which may materially adversely affect our business.

Our current and anticipated future growth has placed, and will continue to place, significant demands on our management, operational and financial resources.  Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management information systems and to continue to attract, train, motivate, manage and retain key employees.  In the event that we are not able to manage our expanded operations effectively which may materially adversely affect our business.

Increases in the cost of construction, and interest rates used could negatively impact our expansion strategy and our profitability.

Construction costs at this time are very stable; however, a significant increase in the cost of construction or the interest rates associated with our long term debt could have a significant impact on our ability to develop new facilities and/or maintain the facilities we currently own or manage.

We may be unable to successfully compete with our competitors.

Several of our competitors are diversified multinational companies with substantially larger operating staffs, greater capital resources than ours, and greater experience in the industry and have been engaged in the long term care business longer than we have. If these competitors substantially increase the resources they devote to developing and marketing competitive facilities and services, we may not be able to compete effectively. Similarly, consolidation among our competitors could enhance their product and service offerings and financial resources, further intensifying competition.

Failure to comply with laws governing the privacy and security of personal health information could adversely affect our business.

We are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable health information. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, we are required to comply with the HIPAA privacy rules, security standards, and standards for electronic health care transactions. State laws also govern the privacy of individual health information, and state privacy rights rules may be more stringent. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our financial condition and results of operations.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings.

State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate an assisted living resident agreement for any reason on reasonable notice. Most of our resident agreements allow residents to terminate their agreements on 30 days' notice. If a large number of residents were to elect to terminate their resident agreements at or around the same time, our business prospects would be materially adversely affected. In addition, due to the advanced age of our average residents, the resident turnover rate in our senior living communities may be difficult to predict.

Our business requires us to make significant capital expenditures to maintain and improve our facilities.

Our communities sometimes require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Physical characteristics of senior living communities are mandated by various governmental authorities; changes in these regulations may require us to make significant expenditures. In addition, we may be required to make significant capital expenditures when we acquire new facilities. Our available financial resources may be insufficient to fund these expenditures.

Our Growth Will Place Significant Strains On Our Resources.

The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources.  Furthermore, assuming the Company receives additional contracts, and obtains additional partners, it will be required to manage multiple relationships with other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts, partnerships and employees. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and continue its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

An Interruption In or Breach of Our Information Systems May Result In Lost Business and Increased Expenses.

We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could prevent us from conducting our business operations and/or if such failure resulted in the release of non-public and confidential information, could make us subject to litigation or actions for damages.

The Inability To Attract And Retain Qualified Employees Could Significantly Harm Our Business.

While our turnover rate is very low, we continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, and care giving personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, it will harm our business, results of operations and financial condition.

There Are Risks That We Will Not Be Able To Implement Our Business Strategy.

Our financial position, liquidity, and results of operations depend on our management’s ability to execute our business strategy. Key factors such as the cost of construction, interest rates, government regulations, social security insurance payments to seniors,  and access to capital market all play an important role in our execution of business strategy.

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to our Securities

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over our affairs.

Our executive officers, current directors and holders of five percent or more of our common stock, as of the date of this Memorandum, beneficially own 69.9% of our common stock. Further, our Chief Executive Officer holds 3,000 shares of Series B Preferred Stock, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that he shall always constitute a majority of our voting rights.   Therefore, our Chief Executive Officer retains the voting power to approve all matters requiring stockholder approval has significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

There Is Currently Only A Limited Market For Our Common Stock, And The Market For Our Common Stock May Continue To Be Illiquid, Sporadic And Volatile.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	the number of shares in our public float;

(4)	increased competition;

(5)	conditions and trends in the market for biotech developers

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

Item 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our existing assisted living communities are located at:

TrinityCare Senior Living of Pearland, LLC
3033 Pearland Parkway
Pearland, Texas 77581
(Houston Metropolitan Area)
d/b/a – Trinity Oaks
Approximately 80 Unit Community

TC Senior Living of Port Lavaca, LLC
201 Trinity Shores Drive
Port Lavaca, Texas 77979
d/b/a – Trinity Shores
Approximately 63 Unit Community

TrinityCare Senior Living of Knoxville, LLC
4611 Asheville Highway
Knoxville, Tennessee 37914
d/b/a – Trinity Hills
Approximately 87 Unit Community

Future and planned developments:
- Pearland, Texas
- Brazoria, Texas_
- Covington, Louisiana
- Shreveport, Louisiana
- Crossville, Tennessee
- Katy, Texas
- Seymour, Tennessee

TrinityCare’s corporate offices and research facilities are located at

227 East Edgewood Avenue
Friendswood, TX 77546

The Company leases this office space under an operating lease with Donald W. Sapaugh, our CEO and significant shareholder, individually on a fair market basis. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003.  The Company is required to pay all costs such as property taxes, maintenance, and insurance on the property under lease. The building is approximately 2,200 square feet of office space, and over 500 square feet of storage, for a total cost of $1.48 per square foot per month.

Management believes these facilities are suitable and adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business we are involved in litigation incidental to our business; however, we are not aware of any material pending legal proceeding affecting us for which we might become liable or the outcome of which we expect to have a material impact on us.

ITEM 4. RESERVED HOLDER

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Transfer Agent

Our transfer agent and warrant agent is Standard Registrar and Transfer Co., Inc.  12528 South 1840 East Street, Draper, Utah 84020

Price Range of Common Stock

Our common stock is traded on the Over-the-Counter Bulletin Board and our stock symbol is “TCSR.”  Although our common stock is quoted on the Over-the-Counter Bulletin Board, there are very few trades in our shares and there is an extremely limited trading market for our common stock. Prior to the business combination in the first quarter of 2009, the predecessor company traded as “JKAN”.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.
As of March 22, 2010, we had 11,578,284, shares of common stock issued and outstanding held by approximately 72  shareholders of record based on information provided by our transfer agent.  The foregoing number of record holders does not include any persons who hold their stock in “street name.”  In addition we had 2,500 shares of Series A Convertible Preferred Stock issued and outstanding and 3,000 shares of Series B Preferred Stock issued and outstanding.
	High	Low
January 1, 2010 to March 22, 2010	$1.15	$0.70
Fiscal 2009: (TCSR)
4th Quarter	$1.80	$1.15
3rd Quarter	$1.95	$0.51
2nd Quarter	$2.50	$0.51
1st Quarter	$1.24	$0.35
Fiscal 2008: (TCSR)
4th Quarter	$2.35	$0.76
3rd Quarter	$0.94	$0.51
2nd Quarter	$0.78	$0.27
1st Quarter	$0.42	$0.16

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no pre-emptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

RECENT SALES OF UNREGISTERED SECURITIES

(1)	October 21, 2009 we issued 5,000 unregistered common shares upon conversion of 500 Preferred Series “A” shares.
(2)	October 27, 2009 we issued 385,000 unregistered common shares as compensation for the acquisition of an additional 5% interest in TrinityCare Senior Living of Pearland, LLC.
(3)	November 16, 2009 we issued 120,000 unregistered common shares upon conversion of 12,000 Preferred Series “A” shares.
(4)	December 22, 2009 we issued 10,000 unregistered common shares upon conversion of 1,000 Preferred Series “A” shares.
(5)	December 22, 2009 we issued 25,000 unregistered common shares as settlement of interest due on notes to the Company. The Company relied upon the exemption under Section 4(2) of the Securities Act.
(6)	December 22, 2009 we issued 150,000 unregistered common shares as compensation for services rendered to the Company. The Company relied upon the exemption under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement

STATEMENTS CONTAINED IN THIS FORM 10-K, INCLUDING THE DOCUMENTS THAT ARE INCORPORATED BY REFERENCE, THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”). ALSO, WHEN WE USE ANY OF THE WORDS “ANTICIPATE,” “ASSUME,” “BELIEVE,” “ESTIMATE,” “EXPECT,” “INTENDS,” “PLANS,” “SEEKS,” “COULD,” “MAY,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEED AND ARE BASED ON OUR CURRENT INTENTIONS AND ON OUR CURRENT EXPECTATIONS AND ASSUMPTIONS. THESE STATEMENTS, INTENTIONS, EXPECTATIONS AND ASSUMPTIONS INVOLVE RISKS AND UNCERTAINTIES, SOME OF WHICH ARE BEYOND OUR CONTROL, WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE WE ANTICIPATE OR PROJECT.  SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

•	changes in the real estate market and general economic conditions;
•	the inherent risks associated with operating assisted living facilities, including local real estate market conditions, governing laws and regulations and illiquidity of real estate investments;
•	our ability to maintain rental rates and occupancy levels;
•	changes in market rates of interest;
•	our ability to repay debt financing obligations;
•	our ability to refinance amounts outstanding under our credit facilities at maturity on terms favorable to us;
•	our ability to comply with certain debt covenants;
•	the availability of other debt and equity financing alternatives;
•	continued ability to access the debt or equity markets;
•	the loss of any member of our management team;
•
our ability to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant  disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences;
•	our ability to qualify as a real estate investment trust for federal income tax purposes; and
•	those risks and uncertainties referenced under the heading "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission.

You should not place undue reliance on these forward-looking statements, as events described or implied in such statements may not occur.  The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Unless the context suggests otherwise, references herein to “TrinityCare,” the “Company,” “we,” “us,” and “our” mean TrinityCare Senior Living, Inc. and its consolidated subsidiaries.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances.  There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The following policies are those the Company believes to be the most sensitive to estimates and judgments.  The Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

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

Selling, Marketing and Advertising

The Company follows the policy of charging selling, marketing and advertising to expense as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was $321,743 and $301,206, respectively, the majority of which includes the cost of marketing staff for all of the facilities.

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

 Direct and Indirect Labor Costs

The Company, in conformity with industry practice, only includes Direct Care labor costs in Direct Labor.   Direct Care includes those staff members dealing directly with patient care, the Care Service Manager and the activity staff.  All other costs are classified as indirect labor.  Some 2008 labor costs were reallocated to conform to this definition.

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

 Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

TrinityCare Senior Living, Inc. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of December 31, 2009 and 2008, as follows:

	2009	2008
TrinityCare Senior Living of Pearland, LLC	27.7%	22.5%
TrinityCare Senior Living of Knoxville, LLC	15.2%	15.2%
T C Senior Living of Port Lavaca, LLC	44.7%	44.7%
TrinityCare Terrace Senior Living, LLC	66.5%	-%

A non controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The non controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Non controlling interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

The Company accounts for the non-controlling interest in its two subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary.  This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated,  any retained  non-controlling equity  investment  in the former subsidiary  be  measured at fair value and a gain or loss be  recognized  in net income  based  on  such  fair  value.  Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

Deferred Offering Costs:

The Company may incur legal and accounting fees, as well as due diligence fees related to the preparation of our pending financing.  Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

Income Taxes:

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

No tax provision is provided in the financial statements for non controlling interest in operations undertaken in Limited Liability Companies, as the gross gains and losses are allocated to the holders directly, and it is the non controlling interest which bears (or receives) the tax costs (benefits) of said gains and losses.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During 2010, we plan to continue investing to support our long-term growth initiatives. The Company is currently financing its operations through revenue generated.  Future growth and new expansion projects will be dependent on the success of sales of stock through a private offering, and our ability to arrange debt financing for our new projects.  Future expansion is also dependent on the credit markets for real estate mortgages and development loans, to help fund our expansion plans.

We are endeavoring to raise funds through a Private Placement Memorandum, to finance the addition of three new facilities during fiscal 2010.

DEBT OBLIGATIONS

We have mortgages payable on each of our three operating facilities of $17,715,437 (2008 - $17,983,060) of which we will need to repay or refinance $6,200,167 (2008 - $5,661,069) within the next twelve months.  We are also obligated under long term notes for a gross amount of $1,183,224 (2008 - $895,229) less a debt discount of $50,822 (2008 - $nil).

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009, COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

Revenues and Direct Costs

For the year ended December 31, 2009, revenues from residents were $6,351,122, compared to $5,548,905 for the year ended December 31, 2008, an increase of $802,217 or approximately 14% from the prior period. The increase in revenues was due to increased capacity and fulfilling rooms through new residents.

Our direct costs for the year 2009 were $1,765,152 a decrease of $192,981 from the direct costs incurred during the 2008 fiscal year of $1,958,133.  The decrease was the result of cost containment, on going efficiencies and maturation of the facilities operations.  We are proud of our reduction in costs during a period of increased occupancy did not cause any impairment in the service offered to our residents.

Gross Profit in 2009 was $4,719,446 an increase of $989,511 over the 2008 Gross Profit of $3,729,935.  The 2009 Gross Profit percentage of 74% was a significant improvement over the 67% Gross Profit percentage earned during 2008.   The increase was attributable to both increase in Resident Revenues coupled with Direct cost reductions.

Revenues from Senior Standard our monthly publication for seniors decreased from $133,476 in 2009 from $139,163. The publishing operations generated $3,526 earnings in 2009 (after expenses of $129,950) compared to $48,833 earnings in 2008 (after expenses of $90,330).  The decrease in revenues is largely due to lower advertising revenues attributable to the current economic climate.

Operating Costs

Operating costs were incurred in the amounts of $5,208,970 and $4,705,657 for the years ended December 31, 2009 and 2008.  Increases in payroll expenses of $289,790 due to increased staffing for future growth and increased professional fees of $136,829 arising from increased public company costs were somewhat offset by a reduction of $72,244 in rent and facility costs brought about by expense curtailment, and a reduction of $34,141 in insurance costs following a remarketing of our insurance coverage.

Our 2009 operating loss of $489,524 was a reduction from the 2008 operating loss of $975,722.  Although we were able to increase revenues by $796,530 and reduce direct costs by 192,981 our operating costs rose by $503,313.

Other Income and Expenses

Interest expense for the years ended December 31, 2009 and 2008 was $1,312,015 and $1,260,110, an increase of $51,905 primarily due to increase in borrowings ameliorated to some extent by a reduction in interest rates.

The loss on derivatives for the year ended December 31, 2009 of $34,091 (2008 - $nil) arose from the warrants issued during the first quarter of 2009.

Liquidity and Capital Resources

We had total assets of $15,902,933 and total liabilities of $21,138,119 as of December 31, 2009. We had total negative working capital of $7,016,760 as of December 31, 2009.

We had Accounts Payable and Accrued Liabilities of $1,067,126 at December 31, 2009 compared to $886,609 at December 31, 2008.  Deferred Revenue of $547,091 at December 31, 2009 was significantly larger than the Deferred Revenue of $139,037, primarily due to residents prepaying their fees in anticipation of a fee increase.

We had net cash used by operating activities of $122,680 (2008 –  $2,020,778), a decrease that is attributable to increases in deferred revenue, accrued liabilities and deposits and reserves.  Non cash items such as shares issued for services and the loss on derivatives also contributed to the increase in cash provided from operations.

We had $277,499 of net cash used by investing activities for the year ended December 31, 2009, which included $135,587 of fixed asset additions and $141,912 of new project costs.

Our cash flows from financing activities during 2009 netted out to $164,134.  Significant components included a $267,623 payment on mortgages, cash payments of $89,334 for preferred distribution to non controlling members of our subsidiaries offset by $537,173 proceeds from new borrowings.

The Company is currently financing its operations through revenue generated.  Future growth and new expansion projects will be dependent on the success of sales of stock through a private offering, and our ability to arrange debt financing for our new projects.  Future expansion is also dependent on the credit markets for real estate mortgages and development loans, to help fund our expansion plans.  If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. In the future, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

REVERSE SPLIT

Effective March 16, 2009, the final steps of the business combination with Integrated JKAN, Inc. were completed and the Company’s common stock began trading on the OTC Bulletin Boards as “TCSR”. In addition, the Company changed its name to “TrinityCare Senior Living, Inc.”, was reincorporated to Nevada from Arkansas, and reverse-split its common stock and Series “A” Convertible Preferred stock in the ratio of one for thirty shares reduction, and amended the par value of shares from $0.01 to $0.001.  The reverse split was only applicable to the Company’s Common Shares.  The Class “A” Preferred Shares were not affected by the reverse split.    The Directors approved the reverse split to create a more orderly market for the trading of its Common Shares on the OTC BB.

The effects of the Reverse Stock Split have been reflected retroactively in this Form 10-K   for all periods presented.

 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to certain market risks, including changes in interest rates. Uncertainties that are either non-financial or non-quantifiable such as political, economic, tax, other regulatory, or credit risks are not included in the following assessment of market risks.

Our cash balances are subject to interest rate fluctuations and as a result, interest income amounts may fluctuate from current levels.  We are exposed to interest rate risk related to our line of credit, and to an interest only note payable due Trustmark National Bank bearing interest at 2.75% above LIBOR and due on June 30, 2010.  These obligations are variable interest rate facilities based on Prime Rate.  Fluctuations in Prime Rate affect our interest rate risk.  We currently have $5.5 million outstanding under these credit facilities.  In addition future borrowings will subject us to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

TrinityCare Senior Living, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Trinity Care Senior Living, Inc. and Subsidiaries
Friendswood, Texas

We have audited the accompanying consolidated balance sheets of TrinityCare Senior Living, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity (deficit), and cash flows for each of the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinity Care Senior Living, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the year ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Trinity Care Senior Living, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, and accordingly, we do not express an opinion thereon.

HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2010

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Cash	$310,119	$546,164
Accounts receivable	155,892	81,620
Prepaid expenses	408,585	258,917
Total Current Assets	874,596	886,701

Property and equipment	17,092,195	16,956,608
Accumulated depreciation	(2,590,874)	(2,015,398)
	14,501,321	14,941,210

Loan costs	233,716	251,136
Accumulated amortization	(13,058)	(6,067)
	220,658	245,069
Project development costs	151,032	9,120
Deposits and reserves	155,326	271,076
	527,016	525,265

Total Assets	$15,902,933	$16,353,176

LIABILITIES
Accounts payable	$538,665	$482,487
Accrued expenses	528,461	404,122
Deferred revenue	547,091	139,037
Line of credit	76,972	79,022
Current portion of long-term debt	6,200,167	5,661,069
Total Current Liabilities	7,891,356	6,765,737

Mortgage	11,515,270	12,321,991
Notes payable and other debt	1,432,402	895,229
Derivative liability	299,091	-
Total Long-Term	13,246,763	13,217,220
Total Liabilities	21,138,119	19,982,957

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par, 20,000,000 authorized:
Preferred stock A: 2,500 and nil issued and outstanding	3
Preferred stock B: 3,000 and nil issued and outstanding	3	-
Common stock: $.001 par, 480,000,000 authorized;		-
11,578,284 and 56,200 issued and outstanding	11,578	562
Additional paid in capital	4,467,471	3,971,679
Deficit	(8,851,421)	(7,602,022)
Total TrinityCare Senior Living, Inc.'s Stockholders’ Equity (Deficit)	(4,372,366)	(3,629,781)
Noncontrolling interest	(862,820)	-
Total Stockholders’ Equity (Deficit)	(5,235,186)	(3,629,781)

Total Liabilities and Equity (Deficit)	$15,902,933	$16,353,176

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues:
Resident revenue	6,351,122	5,548,905
Publication revenue	133,476	139,163
Total Revenues	6,484,598	5,688,068

Direct Costs
Direct labor	1,113,391	1,271,378
Direct costs of operations	651,761	686,755
Total Direct Costs	1,765,152	1,958,133

Gross Profit	4,719,446	3,729,935

Operating Costs

Selling, marketing and advertising	341,093	301,206
Publishing	129,950	90,330
Payroll expenses	2,430,061	2,140,271
General and administrative	247,498	163,720
Professional	250,838	114,009
Insurance	244,390	278,531
Rent and facility	986,136	1,058,380
Depreciation and amortization	579,004	559,210
total operating expenses	5,208,970	4,705,657

Operating income (loss)	(489,524)	(975,722)

Interest expense	1,312,015	1,260,110
Loss on derivative	34,091	-

Net loss before noncontrolling interest	(1,835,630)	(2,235,832)

Noncontrolling interest in net loss	586,231	819,301

Net Loss	$(1,249,399)	$(1,416,531)

Loss per share, basic and diluted	$(0.26)	$(25.21)
Basic and diluted weighted average number of common shares	4,764,635	56,200

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Statements of Stockholders Equity (Deficit)
For the years ended December 31, 2009 and 2009

							Additional	Retained	TrinityCare	Non	Total
	Preferred Series A		Preferred Series B		Common Stock		Paid In	Earnings	Stockholders'	Controlling	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	(Deficit)	Deficit	Interest	Deficit

Balance, January 1, 2008					56,200	56	4,116,099	(6,185,491)	(2,069,336)		(2,069,336)

Distributions Paid							(256,950)		(256,950)		(256,950)

Equity Contribution by Members							200,000		200,000		200,000

Conversion of Debt to Member Equity							(86,964)		(86,964)		(86,964)

Net Loss for the year ended
December 31, 2008								(1,416,531)	(1,416,531)		(1,416,531)

Balance, December 31, 2008	-	-	-	-	56,200	56	3,972,185	(7,602,022)	(3,629,781)		(3,629,781)

Share Transactions of Reverse Merger	920,540	921			(33,317)	(33)	(571,919)	(5,214)	(576,245)		(576,245)

Issuance of Series B Preferred Stock			3,000	3			101,159		101,162		101,162

Conversion of debt to common shares					1,750,000	1,750	480,404		482,154		482,154

Conversion of Preferred A to Common	(918,040)	(918)			9,180,401	9,180	(8,262)		-		-

Issuance of shares for services					165,000	165	281,835		282,000		282,000

Shares issued as an inducement to execute a note payable					50,000	50	67,950		68,000		68,000

Issuance of shares for interest payments					25,000	25	44,975		45,000		45,000

Acquisition of 5% of Pearland, LLC					385,000	385	99,144		99,529		99,529

Preferred distributions in subsidiaries									-	(276,589)	(276,589)

Net Loss for the year ended
December 31, 2009								(1,250,300)	(1,250,300)	(580,115)	(1,830,415)

Balance, December 31, 2009	2,500	3	3,000	3	11,578,284	11,578	4,467,471	(8,857,536)	(4,378,481)	(856,704)	(5,235,185)

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net income	$(1,835,630)	$(2,235,832)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation	579,004	568,755
Loan amortization costs	78,443
Shares issued for services	128,162
Loss on derivate	34,091
Cash provided by (used for):	-
(Increase) decrease in assets	-
Accounts receivable	(74,272)	(48,056)
Prepaid expenses	105,332	(128,614)
Deposits and reserves	115,750	(231,651)
Increase (Decrease) in liabilities	-
Accounts payable	56,178	187,499
Accrued liabilities	282,208	(136,641)
Deferred revenue	408,054	3,762

Net cash provided used in operating activities	(122,680)	(2,020,778)

Cash flows from investing activities:
Purchase of property and equipment	(135,587)	(120,105)
Project development costs	(141,912)	(9,120)

Net cash used in investing activities:	(277,499)	(129,225)

Cash flows from financing activities:
Loan costs	(14,032)	(179,683)
Proceeds from mortgages	-	7,065,528
Repayment of mortgages	(267,623)	(5,286,177)
Proceeds from loans	537,173	677,578
Repayment of loans	(2,050)	(8,084)
Contributions from subsidiary members		200,000
Distributions to subsidiary members	(89,334)	(257,311)

Net cash provided by financing activities	164,134	2,211,851

Net increase in cash	(236,045)	61,848

Cash, beginning of year	546,164	484,316

Cash, end of year	$310,119	$546,164

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (con't)
For the Years Ended December 31, 2009 and 2008
	2009	2008
SUPPLEMENTAL CAS FLOW INFORMATION:
Non-cash activities
Interest paid	$1,330,520	$1,185,375
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

TrinityCare Senior Living, Inc (“TCSL”) (“The Company”) is the majority owner of a group of senior living facilities.  TCSL is the holding company for the consolidated group.

Originally  the senior care facilities operated under the name of PremierCare Senior Living (1999).  The name was changed to TrinityCare Senior Living, LLC (Louisiana), then in 2005 changed to TrinityCare Senior Living, a Texas LLC (“TrinityCare LLC”).

On January 15, 2009, TCSL was formed as the continuing entity resulting from the merger with J-Kan, Inc, a publicly traded company.  TCSL remained as the surviving entity as the acquired, while J-Kan, Inc. was the accounting acquirer.  As a result of the merger, the former members of TrinityCare LLC (the “TrinityCare Equity-holders”) own a majority of the voting stock of J-Kan, Inc.

Upon the completion of the business merger, changes were made to the Board of Directors; fiscal year end was changed from July 31 to December 31; reincorporated in the State of Nevada; adopted the Nevada Articles of Incorporation; and effected a 1:30 common share reduction and amended the par value of shares from $0.01 to $0.001.   Effective February 16, 2009, J-Kan, Inc. changed its name to TrinityCare Senior Living, Inc.

The effects of the Reverse Stock Split have been reflected retroactively in the accompanying consolidated financial statements and notes thereto for all periods presented.

Nature of Business

TrinityCare Senior Living partners with churches and land developers to develop, own and manage quality senior living facilities that enrich the faith of the residents, and provide single structure, state-of-the art independent living, assisted living, memory care and adult day care facilities.

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

As of December 31, 2009 and 2008

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The consolidated companies are:

Date of
Company Name	Organization	Purpose of Entity

TrinityCare Senior Living, Inc.		Holding Company
TrinityCare Senior Living, LLC	Formed during 1999, as PremierCare Senior Living, LLC; re-organized July 13, 2005 as TrinityCare Senior Living, LLC	Management Company
TrinityCare Senior Living of Knoxville, LLC	October 25, 2004	Facility – in operation
TrinityCare Senior Living of Pearland, LLC	January 12, 2000	Facility- in operation
T C Senior Living of Port Lavaca, LLC	January 24, 2005	Facility – in operation
TrinityCare Terrace Senior Living, LLC	June 24, 2009	Facility – under development

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2009 and 2008; (b) the financial position at December 31, 2009 and 2008, and (c) cash flows for the years ended December 31, 2009 and 2008 have been made.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

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

As of December 31, 2009 and 2008

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

Selling, Marketing and Advertising

The Company follows the policy of charging selling, marketing and advertising to expense as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was $341,743 and $301,206, respectively, the majority of which includes the cost of marketing staff for all of the facilities.

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

 Direct and Indirect Labor Costs

The Company, in conformity with industry practice, only includes Direct Care labor costs in Direct Labor.   Direct Care includes those staff members dealing directly with patient care, the Care Service Manager and the activity staff.  All other costs are classified as indirect labor.  Some 2008 labor costs were reallocated to conform to this definition.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

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

 Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

TrinityCare Senior Living, Inc. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of  December 31, 2009 and 2008, as follows:

	2009	2008
TrinityCare Senior Living of Pearland, LLC	27.7%	22.5%
TrinityCare Senior Living of Knoxville, LLC	15.2%	15.2%
T C Senior Living of Port Lavaca, LLC	44.7%	44.7%
TrinityCare Terrace Senior Living, LLC	66.5%	-%

A non controlling interest is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent.  A non controlling interest, minority interest, is the ownership held by owners other than the consolidating parent.   The non controlling interest is reported in the consolidated statement of financial position separately from the parent's equity, within the equity section of the balance sheet.  The minority interest in the current year’s income (loss) is segregated from the earnings (loss) attributable to the controlling parent.  Non controlling interest in the consolidating subsidiaries is increased by equity contributions and proportionate share of the subsidiaries earnings and is reduced by dividends, distributions and proportionate share of the subsidiaries incurred losses.

The Company accounts for the non-controlling interest in its two subsidiaries under ASC 810-10-45-16, Non-controlling Interest in a Subsidiary.  This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The standard requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated,  any retained  non-controlling equity  investment  in the former subsidiary  be  measured at fair value and a gain or loss be  recognized  in net income  based  on  such  fair  value.  Additionally, the standard defines a non-controlling interest as a financial instrument issued by a subsidiary that is classified as equity in the subsidiary's financial statements.  A financial instrument issued by a subsidiary that is classified as a liability in the subsidiary's financial statements based on the guidance in other standards is not a controlling interest because it is not an ownership interest.

Deferred Offering Costs:

The Company may incur legal and accounting fees, as well as due diligence fees related to the preparation of our pending financing.  Such costs are initially deferred until the offering is completed, at which time they are recorded as a reduction of gross proceeds from the offering, or expensed to operations if the offering is unsuccessful.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

Income Taxes:

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is recorded and deducted from deferred tax assets when the deferred tax assets are not expected to be realized based on currently available evidence.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

No tax provision is provided in the financial statements for non controlling interest in operations undertaken in Limited Liability Companies, as the gross gains and losses are allocated to the holders directly, and it is the non controlling interest which bears (or receives) the tax costs (benefits) of said gains and losses.

Subsequent Events

These financial statements were approved by management and were issued on March 23, 2010. Subsequent events have been evaluated through this date, which is the date the financial statements were issued

NOTE 2:     PROPERTY AND EQUIPMENT

Property and equipment consist of:

	December 31, 2009	December 31, 2008
Machinery & Equipment	$511,196	$468,112
Landscaping	326,750	310,505
Furniture & Fixtures	645,805	643,369
Building	14,311,923	14,253,539
Vehicles	132,328	132,328
Office Equipment	59,193	43,755
Land	1,105,000	1,105,000
total property and equipment	17,092,195	16,956,608
Accumulated depreciation	(2,590,874)	(2,015,398)
property and equipment, net	$14,501,321	$14,941,210

Depreciation of property and equipment was $,579,004 (2008 - $559,211)

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

NOTE 3:  DEBT

		December 31,	December 31,
		2009	2008
Line of credit payable to bank collateralized by corporate assets. Total line is $80,000, as of December 31, 2009 $3,028 (2008 - $978) is available.	(1)	$76,972	$79,022

Current Portion of Long-Term Debt		$6,200,167	$5,661,069

At December 31, 2009 and 2008, long-term debt consisted of:

Mortgage and notes payable to banks collateralized by real estate, due in monthly installments
			December 31, 2009	December 31, 2008
	Knoxville	(2)	$6,043,166	$6,250,265
	Pearland	(3)	6,296,845	6,357,370
	Port Lavaca	(4)	5,375,426	5,375,425
			17,715,437	17,983,060
	Less current portion		6,200,167	5,661,069
			$11,515,270	$12,321,991

			December 31, 2009	December 31, 2008
Long-term debt payable to individuals:
	TCSL	(5)	$49,264	$52,084
	Knoxville instalment	(6)	5429	10992
	Knoxville	(7)	200,000	150,000
	Port Lavaca	(8)	200,000	200,000
	TCSL, payable to member	(9)	498,113	482,153
	Terrace	(10)	50,000
	TCSL	(11)	448,418
	TCST	(12)	32,000
	less: debt discount being amortized over term of debt		(50,822)

			$1,432,402	$895,229
	Total Long-Term Debt		$12,947,672	$13,217,220

Notes to debt instruments:

(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25% expiring April, 2010.

(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.

(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.

(4)
Interest only note payable due Trustmark National Bank bearing interest at 2.75% above LIBOR and due on March 31, 2010. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years.

(5)	Note payable to Citizens National Bank of Sevierville bearing interest at 6.95% and due on November 11, 2011.

(6)	Instalment loan, collateralized by equipment

(7)	Note payable to individual bearing interest of 10% and due on December 31, 2012.

(8)	Note payable to individual bearing interest of 10% and due on December 31, 2012.

(9)	Note payable to an Officer, Director and Shareholder, for loans to the Company bearing interest at applicable federal rates.

(10)
Short term note, unsecured, due April 28, 2009.  In lieu of interest, lender to receive a 1% interest in each of TrinityCare Senior Living of Katy, LLC.; TrinityCare Terrace Senior Living, LLC.; and TrinityCare Senior Living of Crossville, LLC.   The Company recognized the intrinsic value of the interest at 8.25%.

(11)	Note payable to Founders Bank bearing interest of 6.50% due July1, 2010. The loan is guaranteed by both the Company's President and an individual who is a Company Shareholder.

(12)	Note payable to an Officer, Director and Shareholder, for loans to the Company bearing interest at 12% due February 12, 2010.

	December 31, 2009	December 31, 2008
Long-term debt maturities:
2010		289,202
2011	301,898	353,296
2012	651,091	1,159,032
2013	513,554	11,415,690
2014 thereafter	11,481,129
	$12,947,672	$13,217,220

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

Interest paid during the year ended December 31, 2009 and 2008 was as follows:

	December 31, 2009	December 31, 2008
Interest paid	$1,184,977	$1,185,375

Taxes paid	$-	$-

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

Rent expense was for the year was $54,000 ( 2008 - $48,000)
At December 31, 2009, the minimum lease payments under the terms of the lease agreement were as follows:

For the year ending December 31,
2010	40,000
2011	-
2012	-
2013 and thereafter	-
$40,000

In the ordinary course of business, the Company could be exposed to a risk of liability as a result of the personal services that are provided in the Senior Living facilities. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material adverse effect on the Company’s financial position or results of operations.  During fiscal year 2009 and prior, there were no legal proceedings to which the Company was a party that would have a material adverse effect on the Company’s financial position or results of its operations.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) new Accounting Standard Codification (“ASC” or “Codification”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes U.S. GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the U.S. Securities and Exchange Commission (“SEC”) for SEC reporting entities, have been included in the ASC.  After the effective date of the Codification, all non-grandfathered, non-SEC accounting literature not included in the ASC was superseded and deemed non-authoritative.  Adoption of the Codification also changed how the U.S. GAAP is referenced in financial statements.

Effective June 15, 2009, the Company adopted new guidance to the Subsequent Events - ASC Topic 855.  The Subsequent Events Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, the Subsequent Events Topic sets forth the period after the balance sheet date during which management of an SEC reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date of its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Entities are required to disclose the date through which subsequent events were evaluated as well as the date the financial statements were issued or available to be issued.  Adoption of this guidance did not have any impact on the financial statements presented.

In its 2009 financial statements, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC Topic 805, which was originally effective for fiscal years ending after November 1, 2008..  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Fair Value Measurements and Disclosures Topic” of the ASC.  This topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This additional guidance requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  This additional guidance also provides guidance in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  The Company adopted this additional guidance in its 2009 financial statements..  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.  This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance in its 2009 financial statements..  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Investments – Debt and Equity Securities Topic” of the ASC.  This topic requires the entity to consider (i) whether the entire amortized cost basis of the security will be recovered (based on the present value of expected cash flows), and (ii) its intent to sell the security.  Based on the factors described in the preceding sentence, this topic also explains the process for determining the other than temporary impairment (“OTTI”) to be recognized in “other comprehensive income” (generally, the impairment charge for other than a credit loss) and in earnings.  This topic does not change existing recognition or measurement guidance related to OTTI of equity securities.  Certain transition rules apply to debt securities held at the beginning of the interim period of adoption when an OTTI was previously recognized.  The Company adopted this additional guidance in its 2009 financial statements.  The adoption of this additional guidance did not have any impact on the financial statements presented.

In December 2007, the FASB issued guidance as codified in ASC 810-10, Consolidation — Non-controlling Interests (previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — Amendments of ARB No. 51).  ASC 810-10 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity.  ASC 810-10 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 was effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal ending December 31, 2009.

In March 2008, the FASB issued guidance as codified in ASC 815-10, Derivatives and Hedging (previously SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”).  ASC 815-10 requires entities with derivative instruments to disclose information that should enable financial-statement users to understand how and why the entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash.  ASC 815-10 was effective for fiscal years and interim periods beginning after November 15, 2008,which was its financial statements for the 2009 fiscal year.

In June 2008, the FASB issued FASB ASC 815-40, “Derivatives and Hedging,” that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the company’s stock.  FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815.  Although FASB ASC 815-40 was effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  This pronouncement had no effect upon the Company’s 2009 financial statements.

The FASB recently amended its guidance surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The amended guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The amended guidance is effective for the first annual reporting period that begins after November 15, 2009.  The Company will re-evaluate any interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities.  The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations for the fiscal year ending December 31, 2010.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

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

Common stock holders and holders of the Series B preferred shares shall exclusively posses all voting power. Each holder of shares of common stock shall be entitled to one vote for each share held by such holders. Common stockholders do not have pre-emptive rights to purchase any unissued stock of any class or series.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

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

Preferred stock, series A:
Each share of preferred stock series A is convertible into 10 common shares, convertible at the option of the shareholder.  There were 2,500 shares of preferred stock series A shares outstanding at December 31, 2009. The company has been notified that these shares are in process of being converted to common stock.

Preferred stock, series B:

On February 16, 2009 an employment agreement was entered into with Mr. Donald W. Sapaugh the President, CEO and Chairman of the Board. The agreement provides that Mr. Sapaugh shall be compensated at the rate of $150,000 per year plus a bonus up to a maximum of 100% of salary, payable in cash or stock, based upon the achievement of the performance objectives defined by the Board of Directors.   In addition the employment agreement provides to Mr. Sapaugh 3,000 shares of preferred stock, series B. The preferred stock has the following rights and privileges:

1)  Super voting rights:                                            Except as otherwise required by law, the shares of the outstanding Preferred series B stock shall have the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that the holders of the outstanding shares of Preferred series B shall always constitute a majority of the voting rights of the Corporation..

2)  No other rights: The preferred series B shares have no other rights, including but not limited to no conversion rights; no dividend rights; and no liquidation priority rights.

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

NOTE 6:  EQUITY (CONTINUED)

The above option was valued to estimate the value of the common stock’s discount option.  The option value calculated resulted in an amount in excess of the stock value less the purchase price.  The option is valued at $299,091 which is in excess of the $100,000 option price, and therefore recorded as a liability.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	0.06%
Expected lives	1.37
Expected price volatility	476.088%
Forfeiture Rate	0.000%

Stock Purchase Agreement

Prior to the business combination Mr. Jerry Neel, Jr. invested $50,000 into TrinityCare Senior Living, LLC and was awarded a commensurate ownership percentage. As part of his investment he was given a “Look Back” provision, whereby the stock valuation at the anniversary of the issuance of shares (February 16, 2009) on a trailing 90 day basis must exceed $1.50 per share. The Look Back provision expired on February 16, 2010. The maximum number of shares to be issued to Mr. Neel cannot exceed 300,000 and may be zero. As of December 31, 2009, the amount of shares which could be owed to Mr. Neel is zero, as the average share price for the previous ninety closing days exceeded $1.50.

NOTE 7:  INCOME TAXES

The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2009 and 2008.

As of December 31, 2009, the Company has federal net operating loss carryforwards totaling approximately $303,000.  Currently there are no state net operating loss carryforwards.  The federal net operating loss carryforwards expire in 2029.  Certain of the Company's net operating loss carryforwards may be subject to annual restrictions limiting their utilization in accordance with Internal Revenue Code Section 382, which include limitations based on changes in control.  Due to our history of losses from operations, we have provided a valuation allowance for our net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

No tax provision is provided in the financial statements for non controlling interest in operations undertaken in Limited Liability Companies, as the gross gains and losses are allocated to the holders directly, and it is the non controlling interest which bears (or receives) the tax costs (benefits) of said gains and losses.

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. TrinityCare calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.

The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement reporting purposes:

Statutory tax rate	34%
State tax rate	0
Derivatives	(2)
Non deductible expenses	(1)
Change in valuation allowance	(31)

Effective Tax Rate	0%

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2009:

2009

Deferred tax assets:
NOL Carryover	$118,092
Related Party Payable	368
Depreciation	843

Valuation allowance	(119,303)
Net deferred tax asset	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2009 due to the following:

2009

Book Income	$(487,266)
Interest Payable	368
Depreciation	843
Meals & Entertainment	2,746
Stock for Expense	127,145
Derivative Liability	13,295
Special Allocation of Subsidiary Losses	224,777
Valuation allowance	118,092
$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $303,000 that may be offset against future taxable income from the year 2009 through 2029.  No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of ASC 740, the Company performed a review of its material tax positions.  As of December 31, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.  The Company is primarily subject to U.S. and Texas income taxes.  The tax years 2005 to current remain open to examination by U.S. federal and state tax authorities.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Balance, beginning of year	$-	$-
Decreases in tax positions for prior years	$-	$-
Increase in tax positions for prior years	$-	$-
Increases in tax positions for current year	$-	$-
Settlements	$-	$-
Lapse in statute of limitation	$-	$-
	$-	$-
Balance, end of year	$-	$-

NOTE 8:  RELATED PARTY TRANSACTIONS

As more fully set out in Note 3, to these financial statements, the Company is indebted to some of our officers and directors (Note 3 items (9).   One of our officers and directors has guaranteed a line of credit from our bankers, as indicated in Note 3, item (11).
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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008

NOTE 9:  SUBSEQUENT EVENTS

The note payable to WEM due on January 12, 2010 was extended and is now due on May 12, 2010.

Management has reviewed subsequent events and there are no additional items to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management, including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO and CFO  in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management including our Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, as described below.

As of the end of the period covered by this report, our management including our Chief Executive Officer and Chief Financial Officer, also carried out an evaluation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, management including our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures are ineffective in enabling the Company to record, process, summarize and report, in a timely manner, the information that the Company is required to disclose in its Exchange Act reports. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of our directors.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Management, including our Chief Executive Officer and Chief Financial Officer, has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Age	Year of Appointment
Donald W. Sapaugh	President, CEO and Director	50	2009
Joe M. Wiley	CFO, Sec., Treasurer and Director	62	2009
Albert W. Denson	Director	50	2009
Kirk B. Shulke, MD	Director	54	2009

Donald W. Sapaugh has served as our President, CEO and Director since January 2000, when he founded TrinityCare.  From May 1986 to May 1996 Mr. Sapaugh was President and CEO of Rapha Treatment Centers of one of the largest faith based psychiatric management companies in the United States. In 1996, he founded PremierCare, a company devoted to seniors to avoid costly inpatient hospitalization, and partnered with over ten hospitals in six states. Mr. Sapaugh has an extensive background in development, acquisitions, and mergers and has been an executive in the healthcare delivery system since 1978. He also has public company experience where he served as Chairman and Chief Executive Officer, as well as a consultant and board member to many public companies. Mr. Sapaugh has a Bachelors degree in Business Administration from the University of Houston, and a Doctor of Divinity from Louisiana Christian University.

Joe M. Wiley has served as our CFO, Secretary, Treasurer and Director since July 2003. From    January 1999 until December 2002, Mr. Wiley served as Vice President of Administration for J-W Operating Company. Mr. Wiley has held numerous financial and accounting management roles within the energy sector for over 27 years. Mr. Wiley has served in significant management positions with Marathon Oil Company and as a Vice President with Texas Oil and Gas Corp. and J W Operating Company. Mr. Wiley is a certified assisted living facility manager by Texas State University. Mr. Wiley holds a Bachelor of Business Administration – Accounting from the University of Texas, Arlington.

Albert W. Denson has served as our Director since February 2009. Mr. Denson is a decorated Christian recording artist. He has written 19 number one songs, seven of which he both wrote and sung. He has produced ten albums in the last ten years, and is a Dove Award winner. Mr. Denson also has a television program devoted to current topics that is syndicated on several hundred stations nationwide. His ministry owns Willowood Ranch which is utilized by ministries located throughout the nation for retreats, strategic planning and ministry development. Through his activities as an artist, mentor, and service provider, Mr. Denson maintains relationships with Christian institutions and churches throughout the United States.

Kirk B. Shulke, MD has served as our Director since February 2009. Dr. Shulke is a board certified Emergency Room physician who has practiced at a several hospitals including The Methodist Hospital and North Cypress Medical Center. He is a graduate of the University of Texas Medical Branch in Houston, Texas, with a Medical Degree, and has been practicing medicine for nearly thirty years. Dr. Shulke has been consulting with TrinityCare for over three years and has an extensive background in emergency medicine and geriatric care. Dr. Shulke also received a Bachelors of Science Degree from the University of Texas, Arlington.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.   Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.

We strive to promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in the reports and documents that we file with the SEC and in other public communications made by us; and we strive to be compliant with applicable governmental laws, rule4s and regulations.

We have adopted a written code of business conduct and ethics.

Our entire Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies. Our Board of Directors has determined that no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-K.

Audit Committee and Financial Expert

The Company is not required to have an audit committee and as such, does not have one.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1324, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Options Awards	All Other Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)

Donald W. Sapaugh	2009	$150,000	-	-	-		$6,487		$156,487
President, CEO and Director (1)		$	-	-	-		-	$

Joe M. Wiley	2009	-	-	-	-		$78,000		$78,000
CFO, Sec., Treasurer and Director (2)			-	-	-	$		$

Albert W. Denson	2009		-	-	-	$		$
Director (3)						$		$

Kirk B. Shulke, MD	2009	-	-	-	-	$		$
Director (3)		-	-	-	-		-		-

Jerry Neel, Jr.	2009
President, Secretary and Chairman of the Board of Directors (4)	2008	$43,303							$43,303

Jerry Neel, Sr.	2009
Director (4)	2008	$20,308							$20,308

Marisu Neel	2009
Treasurer/Director (4)	2008	$29,201							$29,201

Sandra Neel	2009
Director (4)	2008	$6,769							$6,769

(1)
On February 16, 2009 an employment agreement was entered into with Mr. Donald W. Sapaugh the President, CEO and Chairman of the Board.  The agreement provides that Mr. Sapaugh shall be compensated at the rate of $150,000 per year plus a bonus up to a maximum of 100% of salary, payable in cash or stock, based upon the achievement of the performance objectives defined by the Board of Directors.   In addition the employment agreement provides to Mr. Sapaugh 3,000 shares of preferred stock, series B. The preferred stock has the following rights and privileges:

a)  Super voting rights: Except as otherwise required by law, the shares of the outstanding Preferred series B stock shall have the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that the holders of the outstanding shares of Preferred series B shall always constitute a majority of the voting rights of the Corporation..

b)  No other rights: The preferred series B shares have no other rights, including but not limited to no conversion rights; no dividend rights; and no liquidation priority rights.

(2)
There is no employment contract Joe M. Wiley, at this time. however, he entered into a Consulting Agreement with the Company on January 1, 2006, and is compensated at this time as a consultant at the rate of $6,500 per month.

(3)
There is not employment contract with the named individual at this time.  Nor are there any agreements for compensation in the future.   A salary and stock options and warrants program may be developed in the future.

(4)	Directors of JKAN, the predecessor company.

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources.  Consequently, the guiding principles of our compensation programs are:

•	Simplicity, clarity, and fairness to both the employee and the Company;
•	Preservation of Company resources, including available cash; and
•	Opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

•	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
•	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards are approval by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Donald W. Sapaugh (1)	-	-	-	-	-
Joe M. Wiley (1)	-	-	-	-	-
Albert W. Denson (1)	-	-	-	-	-
Kirk B. Shulke, MD (1)	-	-	-	-	-

(1) None of the Board members received any additional consideration for their services to the Board of Directors other than what they were paid as officers of the Company, as provided above, and as such, they have not been included in the table above.

Subsequent to December 31, 2008, there was a change in ownership and control.   The officers and directors at December 31, 2008 subsequently resigned their position.  The Board of Directors during 2008 consisted of Mr. Jerry Neel, Jr., Mr. Jerry Neel, Sr., Marisu Neel and Sandra Neel.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Pursuant to Section 78.7502 of the Nevada Revised Statutes, the Registrant has the power to indemnify any person made a party to any lawsuit by reason of being a director or officer of the Registrant, or serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Our By-laws provide that the Registrant shall indemnify its directors and officers to the fullest extent permitted by Nevada law.

With regard to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of the Corporation in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such case.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 5, 2010.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.  Applicable percentage ownership in the following table is based on 39,642,531 shares of common stock equivalents outstanding as of March 5, 2010 plus, for each individual, any securities that individual has the right to acquire within 60 days of July March 5, 2010.

At July March 5, 2010 the total Common Share Equivalents was determined as follows:

Share Class	Outstanding	Conversion Factor	Common Share Equivalents

Class A	2,500	10	25,000
Class B	3,000	-	-
Common	11,578,284	1	11,578,284
			11,603,284

The following table sets forth the ownership, as of the date of this filing, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

The address of each person, unless otherwise noted, is 227 E. Edgewood Avenue, Friendswood, TX 77546.

Name	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Donald W. Sapaugh	4,572,620	39.41%
Albert W. Denson	2,501,580	21.56%
Joe M. Wiley	344,800	2.97%
Kirk B Shulke	20,000	0.17%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are indebted to some of our officers and directors.   In addition, one of our officers and directors has guaranteed a line of credit from our bankers.

The Company leases office space under an operating lease with Donald W. Sapaugh, our CEO and significant shareholder, individually on a fair market basis. This lease required monthly payments of $4,000 per month for a period of seven years beginning November 1, 2003.  The Company is required to pay all costs such as property taxes, maintenance, and insurance on the property under lease. The building is approximately 2,200 square feet of office space, and over 500 square feet of storage, for a total cost of $1.48 per square foot per month.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountants for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $76,623 and $9,500, respectively.

Audit Related Fees

Audit of subsidiary as mandated by its mortgage lender $7,500

Tax Fees
None for 2009 and 2008

All Other Fees
None for 2009 and 2008

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

INDEX OF EXHIBITS

Incorporated by Reference
Exhibit			Filing Date	Exhibit
Number	Description	Form	with SEC	Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	N/A	N/A	N/A
21.1	List Of Subsidiaries*

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrinityCare Senior Living, Inc.

DATED: March 23, 2010	By: /s/ Donald W. Sapaugh
Donald W. Sapaugh
President, CEO and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Donald W. Sapaugh		March 23, 2010
Donald W. Sapaugh	President, CEO and Director

/s/ Joe M. Wiley		March 23, 2010
Joe M. Wiley	CFO, Sec., Treasurer and Director

/s/ Albert W. Denson		March 23, 2010
Albert W. Denson	Director

/s/ Kirk B. Shulke		March 23, 2010
Kirk B. Shulke	Director

Exhibit 31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald W. Sapaugh certify that:

1.	I have reviewed this Annual Report on Form 10-K of TrinityCare Senior Living, Inc. ;

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
March 23, 2010

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joe M. Wiley certify that:

1.	I have reviewed this Annual Report on Form 10-K of TrinityCare Senior Living, Inc. ;

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

/ s/  Joe M. Wiley

Joe M. Wiley
Chief Financial Officer
March 23, 2010

Exhibit 32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TrinityCare Senior Living, Inc.  (the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donald W. Sapaugh certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/ s/  Donald W. Sapaugh

Donald W. Sapaugh
Chief Executive Officer

March 23, 2010

Exhibit 32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of TrinityCare Senior Living, Inc.  (the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joe M. Wiley certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Joe M. Wiley

Joe M. Wiley
Chief Financial Officer

March 23, 2010

EX-21 LIST OF SUBSIDIARIES
TrinityCare Senior Living, Inc.

Jurisdiction of Organization
TrinityCare Senior Living, LLC	Texas
TrinityCare Senior Living of Knoxville, LLC	Texas
TrinityCare Senior Living of Pearland, LLC	Texas
T C Senior Living of Port Lavaca, LLC	Texas
TrinityCare Terrace Senior Living, LLC	Texas
TC Health Services, Inc.	Texas