Form 10-Q
period 2010-03-31
TRINITYCARE SENIOR LIVING, INC.
filed 2010-05-17
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

There were 11,873,884 shares of the Registrant’s common stock outstanding at May 5, 2010.

Form 10-Q
For the Quarterly Period Ended March 31, 2010

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

TrinityCare Senior Living, Inc. and Subsidiaries
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash	$153,614	$310,119
Accounts receivable	56,090	96,269
Prepaid expenses	415,501	408,585
Total Current Assets	625,205	814,973

Property and equipment	17,098,734	17,092,195
Accumulated depreciation	(2,736,585)	(2,590,874)
Net property and equipment	14,362,149	14,501,321

Loan costs	238,760	233,716
Accumulated amortization	(16,671)	(13,058)
Net loan costs	222,089	220,658
Project development costs	154,630	151,032
Deposits and reserves	158,326	155,326
Total other assets	535,045	527,016

Total Assets	$15,522,399	$15,843,310
LIABILITIES
Accounts payable	$518,779	$479,042
Accrued expenses	572,292	528,461
Deferred revenue	363,272	547,091
Line of credit	76,701	76,972
Current portion of long-term debt	6,405,153	6,200,167
Total Current Liabilities	7,936,197	7,831,733

Mortgage	11,239,029	11,515,270
Notes payable and other debt	1,535,340	1,432,402
Derivative liability	296,256	299,091
Total Long-Term Liabilities	13,070,625	13,246,763
Total Liabilities	21,006,822	21,078,496
Commitments and contingencies	-	-

EQUITY (DEFICIT)
Preferred stock, $.001 par, 20,000,000 authorized:
Preferred stock A: 2,500 and 2,500 issued and outstanding	3	3
Preferred stock B: 3,000 and 3,000 issued and outstanding	3	3
Common stock: $.001 par, 480,000,000 authorized;
11,873,884 and 11,578,284 issued and outstanding	11,874	11,578
Additional paid in capital	4,567,176	4,467,471
Accumulated Deficit	(9,062,865)	(8,851,421)
Total TrinityCare Senior Living, Inc.'s Stockholders’ Equity (Deficit)	(4,483,809)	(4,372,366)
Noncontrolling interest	(1,000,614)	(862,820)
Total Equity (Deficit)	(5,484,423)	(5,235,186)

Total Liabilities and Equity	$15,522,399	$15,843,310

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries
Statements of Operation
For the Three Months Ended March 31,
(unaudited)

	March 31,
	2010	2009

Revenues:
Resident revenue	$1,683,246	$1,524,124
Publication revenue	32,635	22,877
Total Revenues	1,715,881	1,547,001

Direct Costs
Direct labor	459,600	564,163
Direct costs of operations	146,991	169,131
Total Direct Costs	606,591	733,294

Gross Profit	1,109,290	813,707

Operating Costs:

Selling, marketing and advertising	35,920	47,096
Publishing	26,730	35,015
Payroll expenses	442,503	132,956
General and administrative	94,420	69,308
Professional	83,164	72,759
Insurance	50,470	45,087
Rent and facility	239,388	244,899
Depreciation	145,710	155,062
Total operating expenses	1,118,305	802,182

Operating income (loss)	(9,015)	11,525

Interest expense	289,058	257,471
Loan origination fees	-	-
Gain on derivative	(2,835)	-

Net loss before noncontrolling interest	(295,238)	(245,946)

Noncontrolling interest in net loss	83,794

Net Loss	$(211,444)	$(245,946)

Loss per share, basic and diluted	$(0.02)	$(0.03)
Basic and diluted weighted average number of common shares	11,578,284	7,825,148

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Statements of Cash Flows
For the Three Months Ended March 31,
(unaudited)

		March 31,
		2010	2009

Cash Flows from Operating Activities:
Net (loss)		$(295,238)	$(245,946)
Adjustments to reconcile net income (loss)
to net cash used for operating activities:
Depreciation and amortization		149,324	155,063
Loss on derivate		(2,835)	-
(Increase) decrease in assets
Accounts receivable		99,802	(39,472)
Prepaid expenses		(6,916)	(43,723)
Deposits and reserves		(3,000)	116,501
Increase (Decrease) in liabilities
Accounts payable		(73,887)	(21,214)
Accrued expenses		43,833	(131,741)
Deferred revenue		(183,819)	94,022

Net cash provided by (used in) for operating activities		(272,736)	(116,510)

Cash flows from investing activities:
Purchase of property and equipment		(6,539)	(11,812)
Project development costs		(3,598)	(31,096)

Net cash provided by (used in) for investing activities:		(10,137)	(42,908)

Cash flows from financing activities:
Proceeds from stock sales		100,000
Loan costs		(5,044)	(10,000)
Repayment of mortgages		(71,255)	(66,729)
Proceeds from loans		102,938	50,000
Repayment of loans		(271)	(8,016)
Contributions from subsidiary members		-	63,750

Net cash provided by (Used in) financing activities		126,368	29,005

Net decrease in cash		(156,505)	(130,413)

Cash,	beginning of period	310,119	546,164

Cash,	end of period	$153,614	$415,751

SUPPLEMENTAL CAS FLOW INFORMATION:
Interest paid		$301,576	$257,471
Taxes paid		$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

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

As of March 31, 2010 and 2009

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2010 and 2009; (b) the financial position at March 31, 2010 and 2009, and (c) cash flows for the three month period ended March 31, 2010 and 2009, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report on for the year ended December 31, 2009, filed with the Securities and Exchange Commission in form 10K, filed March 24, 2010.  Operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

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

As of March 31, 2010 and 2009

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

Advertising and Promotions

The Company follows the policy of charging advertising, marketing and promotions to expense as incurred.  Advertising expense was $35,920 and $47,096 for the three month period ended March 31, 2010 and 2009, respectively, the majority of which includes the cost of marketing staff for all of the facilities.

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

 Direct and Indirect Labor Costs

The Company, in conformity with industry practice, only includes Direct Care labor costs in Direct Labor.   Direct Care includes those staff members dealing directly with patient care, the Care Service Manager and the activity staff.  All other costs are classified as indirect labor.  Some 2009 labor costs were reallocated to conform to this definition.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

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

 Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

TrinityCare Senior Living, Inc. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of  March 31, 2010 and 2009, as follows:

	2010	2009
TrinityCare Senior Living of Pearland, LLC	27.7%	22.5%
TrinityCare Senior Living of Knoxville, LLC	15.2%	15.2%
T C Senior Living of Port Lavaca, LLC	44.7%	44.7%
TrinityCare Terrace Senior Living, LLC	66.5%	-%

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

As of March 31, 2010 and 2009

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

Certain amounts reflected in the accompanying consolidated financial statements for the year ended December 31, 2008 have been reclassified to conform to current year presentation.

NOTE 2:   PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,	December 31,
	2010	2009

Machinery & Equipment	$513,639	$511,196
Landscaping	327,390	326,750
Furniture & Fixtures	648,611	645,805
Building	14,311,923	14,311,923
Vehicles	132,328	132,328
Office Equipment	59,843	59,193
Land	1,105,000	1,105,000
total property and equipment	17,098,734	17,092,195
Accumulated depreciation	(2,736,585)	(2,590,874)
property and equipment, net	$14,362,149	$14,501,321

Depreciation of property and equipment was $145,710 and $155,062 for the three March 31, 2010 and 2009, respectively .

NOTE 3:  DEBT

		March 31,	December 31,
		2010	2009
Line of credit payable to bank collateralized by corporate assets. Total line is $80,000, as of March 31, 2010 $3,299 (2009 - $3,028) is available.	(1)	$76,701	$76,972

Current Portion of Long-Term Debt		$6,405,153	$6,200,167

Current Portion of Long-Term Debt includes $32,000 to an officer and director of the company.

At March 31, 2010 and December 31, 2009, long-term debt consisted of:

Mortgage and notes payable to banks collateralized by real estate, due in monthly installments
		March 31, 2010	December 31, 2009
Knoxville	(2)	$5,987,593	$6,043,166
Pearland	(3)	6,281,164	6,296,845
Port Lavaca	(4)	5,375,425	5,375,426
		17,644,182	17,715,437
Less current portion		6,405,153	6,200,167
		$11,239,029	$11,515,270

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

NOTE 3:  DEBT  (CONTINUED)

			March 31, 2010	December 31, 2009
Long-term debt payable to individuals:
	Long-term debt payable to individuals:
	TCSL	(5)	$47,082	$49,264
	Knoxville installment	(6)	4,050	5,429
	Knoxville	(7)	200,000	200,000
	Port Lavaca	(8)	200,000	200,000
	TCSL, payable to member	(9)	579,613	498,113
	Terrace	(10)	50,000	50,000
	TCSL	(11)	473,417	448,418
	TCSL	(12)	32,000	32,000
	less: debt discount being amortized over term of debt		(50,822)	(50,822)

			$1,535,340	$1,432,402
	Total Long-Term Debt		$12,774,369	$12,947,672

Notes to debt instruments:

(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25% expiring April, 2010.

(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.

(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.

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

(11)	Note payable to Founders Bank bearing interest of 6.50% due July 1, 2010. The loan is guaranteed by both the Company's President and an individual who is a Company Shareholder.

(12)	Note payable to an Officer, Director and Shareholder, for loans to the Company bearing interest at 12% due February 12, 2010.

	March 31, 2010	December 31, 2009
Long-term debt maturities:
2011	384,720	301,898
2012	451,091	651,091
2013	513,554	513,554
2014 thereafter	11,425,004	11,481,129
	$12,774,369	$12,947,672

Interest paid during the three month period ended March 31, 2010 and 2009 amounted to $289,058 and $257,471, respectively.

Interest paid during the three month period ended March 31, 2010 and 2009 amounted to $289,058 and $257,471, respectively.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

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

Rent expense was $12,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the minimum lease payments under the terms of the lease agreement were as follows:

For the year ending December 31,
2010	28,000
2011	-
2012	-
2013 and thereafter	-
$28,000

In the ordinary course of business, the Company could be exposed to a risk of liability as a result of the personal services that are provided in the Senior Living facilities. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material adverse effect on the Company’s financial position or results of operations.  During the first quarter of 2010 and prior, there were no legal proceedings to which the Company was a party that would have a material adverse effect on the Company’s financial position or results of its operations.

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

Current Adoption of New Accounting Pronouncements

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In its 2009 financial statements, the Company adopted new guidance to the “Business Combinations Topic” of the FASB ASC Topic 805, which was originally effective for fiscal years ending after November 1, 2008 .  This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of this guidance had no impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Fair Value Measurements and Disclosures Topic” of the ASC.  This topic relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  This additional guidance requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value, and (iii) ignore the intent to hold the asset or liability when estimating fair value.  This additional guidance also provides guidance in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence.  The Company adopted this additional guidance in its 2009 financial statements .  The adoption of this additional guidance did not have any impact on the financial statements presented.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.  This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance in its 2009 financial statements .  The adoption of this additional guidance did not have any impact on the financial statements presented.

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

As of March 31, 2010 and 2009

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

NOTE 6:  EQUITY (CONTINUED)

Preferred Stock

The Nevada Articles of Incorporation authorize the issuance of up to 20,000,000 shares of serial preferred stock, without any action on the part of the stockholders. Shares of our serial preferred stock with voting rights could be issued and would then represent an additional class of stock required for shareholder approval of a transaction. If the board of directors determined to issue an additional class of voting preferred stock it could dilute the voting rights of the holders of common stock and have preference over the common stock as to dividends or distributions in liquidation of the Company.

Shares of preferred stock may be issued in one or more additional series (see below for series detail). The board of directors may determine, in whole or in part, the preferences, voting powers, qualifications and special or relative rights or privileges of any such series before the issuance of any shares of that series. The board of directors shall determine the number of shares constituting each series of Preferred Stock and each series shall have a distinguishing designation. Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.  Preferred stockholders have liquidation preference over common stockholders.  Preferred stockholders do not have pre-emptive rights to purchase any unissued stock of any class or series.

Preferred share capital was reduced, and Additional Paid in Capital was increased to reflect the economic change in par value of our preferred shares from $0.01 to $0.001.

Preferred stock, series A:

Each share of preferred stock series A is convertible into 10 common shares, convertible at the option of the shareholder.  There were 2,500 shares of preferred stock series A shares outstanding at March 31, 2010 and December 31, 2009. The company has been notified that these shares are in process of being converted to common stock.

Preferred stock, series B:

On February 16, 2009 an employment agreement was entered into with Mr. Donald W. Sapaugh the President, CEO and Chairman of the Board. The agreement provides that Mr. Sapaugh shall be compensated at the rate of $150,000 per year plus a bonus up to a maximum of 100% of salary, payable in cash or stock, based upon the achievement of the performance objectives defined by the Board of Directors.   In addition the employment agreement provides to Mr. Sapaugh 3,000 shares of preferred stock, series B. The preferred stock has the following rights and privileges:

1)  Super voting rights:                                            Except as otherwise required by law, the shares of the outstanding Preferred series B stock shall have the number of votes equal to twice the number of votes of all outstanding shares of capital stock,  such that the holders of the outstanding shares of Preferred series B shall always constitute a 67% majority of the voting rights of the Corporation .

2)  No other rights: The preferred series B shares have no other rights, including but not limited to no conversion rights; no dividend rights; and no liquidation priority rights.

Options and Warrants and Derivative Liability

Prior to TCSL’s merger, the Company entered into an agreement with an investor in a subsidiary.  The terms of the agreement allow the holder to make a direct purchase of the holding company (TCSL) common stock.  The term of the investment of $100,000 shall be exercisable until May 15, 2011.  The investment shall equal stock valued at $300,000.  The calculation for the number of shares issued in exchange for the $100,000 investment shall equal the closing price of the publicly traded stock over the previous 20 trading days.  The investor has agreed to a Lock Up / Leak Out agreement, whereby the investor will limit any sale of stock to 10% of the original holdings within any month.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

NOTE 6:  EQUITY (CONTINUED)

The above option was valued to estimate the value of the common stock’s discount option.  The option value calculated resulted in an amount in excess of the stock value less the purchase price.  The option is valued at $296,256 in excess of the $100,000 option price, and therefore recorded as a liability.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	0.16%
Expected lives	1.12
Expected price volatility	446.953%
Forfeiture Rate	0.000%

Stock Purchase Agreement

Prior to the business combination Mr. Jerry Neel, Jr. invested $50,000 into TrinityCare Senior Living, LLC and was awarded a commensurate ownership percentage. As part of his investment he was given a “Look Back” provision, whereby the stock valuation at the anniversary of the issuance of shares (February 16, 2009) on a trailing 90 day basis must exceed $1.50 per share. The Look Back provision expired on February 16, 2010. The maximum number of shares to be issued to Mr. Neel cannot exceed 300,000 and may be zero. Pursuant to this agreement the company issued 95,600 to Mr. Neel on March 31, 2010.

Shares issued for cash

During the three month period ended March 31, 2010 the Company issued 200,000 shares for a cash consideration of $100,000 ($0.50 per share).

NOTE 7:  RELATED PARTY TRANSACTIONS

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2010 and 2009

NOTE 8:  SUBSEQUENT EVENTS

Management has reviewed material subsequent events per the requirements of topic 855 and have determined that there are none to report.

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

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2010  is preliminary and remains subject to audit by H. J. & Associates . As such, this information is not final or complete, and remains subject to change, possibly materially.

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

At March 31, 2010, we operated 3 communities in the United States, with a total resident licensed capacity of 230. Because we have combined some of our units into suites, we had 226 units available for occupancy at March 31, 2010.  Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of March 31, 2010 (including deposits of future residents) was 203 out of 226 total units available or 89.82%. When the opportunity presents itself, and to accommodate resident requests, the Company will combine two single bedroom units, by converting one of the bedrooms into a living room. This will result, from time to time, in a change in the number of units in a particular facility.(thus the total available units are lower than the maximum of 230 units, and the occupancy is somewhat higher).

Of the 3 communities that we operated at March 31,2010, TrinityCare Senior Living, Inc. was a minority unit holder in each. In addition, at March 31, 2010, the company has a number of potential projects in Texas, Louisiana, Tennessee and Florida where the company believes expansion by at least three facilities, will be consummated during 2010 ..

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

Our Communities

We operate three communities in the United States, with a total resident licensed capacity of 230. Because we have combined some of our units into suites, we had 226 units available for occupancy at March 31, 2010 .  Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of March 31, 2010 (including deposits of future residents) was 203 out of 226 total units available or 89.82%, which is slightly higher than the national averages reported by NIC of 87%.  In all of these facilities, some units have been combined to offer the resident additional bedrooms (thus the total available units are lower, and the occupancy is somewhat higher).

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

According to the National Investment Center for Seniors Housing (“NIC”):

As of September 30, 2009, the total number of outstanding property loans for assisted living companies included:

	Outstanding
Property Type	Permanent $ Million	Short-term $ Million	Total $ Million
Independent Living	6,143	7,332	13,794
Assisted Living	7,138	6,446	13,738
Nursing Homes	490	3,773	4,263
CCRCs	324	790	1,179
Total	14,095	18,341	32,974

As indicated above, the default rate is very low.

Loan performance as of September 30, 2009 for the sector was:

Performing - (Loans not in foreclosure, delinquency, or restructuring, although may include loans not in payment default, but not in compliance with non-payment financial covenants OR loans that are otherwise on a lender's "watch list" for possible deteriorating performance.)	98.5%
Restructured - (Loans where basic terms, such as interest rate, maturity date, collateral or guaranty have been restructured as a result of actual or anticipated delinquency, but where loan is performing according to restructured terms.)	0.6%
Delinquent - (Includes all loans in process of foreclosure, or loans 2 or more scheduled payments past due.)	0.9%
Foreclosed - (Loans where title to the property has been acquired during the year through foreclosure.)	0.0%

The NIC has reported that occupancy rates for facilities open for 24 months or longer (as of September 30, 2009) were:

Property Type	Mean Occupancy (%)	Number of Properties	Number of Units (*Beds)
Independent Living	86.5	507	71,574
Assisted Living	88	1,421	102,896
Nursing Homes	84	908	109,329
CCRC's (continuing care retirement communities)	88	171	62,648
Independent Units in CCRCs	88	164	43,541
Assisted Living Units in CCRCs	90	136	8,547
Skilled Nursing Beds in CCRCs	86.5	146	10,560

NIC further reported that the capitalization rates for facilities, as of September 30, 2009, was as follows:

Property Type	Low (%)	Average (Mean) (%)	High (%)	Number of Property Transactions Involved
Independent Living	8	8.8	9.5	12
Assisted Living	8.5	9.6	13	37
Nursing Homes	9.5	10.5	11.5	6
CCRCs	9.5	10.5	11.5	6

Our market is expanding:

•	39.5 Million Americans are over the age of 65, representing 12.8% of the total population, and growing rapidly

•	In the year 2050, the population of those over the age of 65 in the United States will exceed 85 million

•	Beginning in 2011, the population 65 and older will grow faster than the total population in every single state.

•	In 2030, when all of the baby boomers will be 65 and older, nearly one in five U.S. residents is expected to be 65 and older

•	Current expenditures by seniors for housing exceeds $285 billion, and is expected to exceed $500 billion in 2030

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

The census data as of March 31, 2010 is as follows:

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

Unrealized Net Book Value:

Each of the facilities currently owned and managed by TrinityCare Senior Living have a market value greater than the Net Book Value. While this value cannot be optimized in a financial presentation, below indicates the most recent Appraised Value versus the Net Book Value of Fixed Assets:

As of March 31, 2010	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Net Book Value of Fixed Assets	$4,600,857	$5,884,383	$3,865,077	$14,350,317
Appraised Value	$9,540,000	$9,500,000	$6,800,000	$25,840,000
Unrealized Book Value	$4,939,143	$3,615,617	$2,934,923	$11,489,683
Debt	$6,281,164	$6,286,643	$6,005,938	$18,573,745
Net Unrealized Equity	$3,258,836	$3,213,357	$794,062	$7,266,255

TrinityCare Senior Living of Pearland: Appraisal by Integra Realty Resources 9/27/2007

TrinityCare Senior Living of Knoxville: Appraisal by HealthTrust, LLC 1/29/2008

TC Senior Living of Port Lavaca: Appraisal by Health Care Advisory Group 11/9/2007

Results of Operations

For the three months ended March 31, 2010 and 2009

Revenues

For the three months ended March 31, 2010 and 2009 we generated revenues of $1,683,246 and $1,524,124, respectively from our resident operations, an increase of $159,122 or approximately 10% from the prior period.   The increase was due to increases capacity and fulfilling rooms through new residents.

 Our direct costs for the three months ended March 31, 2010 were $606,591 a decrease of $126,703 from the direct costs incurred during the first quarter of 2009 of $733,294.  The increase was the result of additional labor costs for new facilities partially offset by cost containment, on going efficiencies and maturation of the facilities operations.  We are proud of our reduction in costs during a period of increased occupancy did not cause any impairment in the service offered to our residents.

Gross Profit for the three months ended March 31, 2010 was $1,109,290 an increase of $295,583 over the 2009 Gross Profit of $813,707. The 2010 Gross Profit percentage of 75% was consistent with the 75% Gross Profit percentage earned during 2009.

Additionally, we received $32,635 and $22,877 for the three months ended March 31, 2010 and 2009, from advertising revenue from our Senior Standard monthly publication.   The small increase in publication revenue is believed to be a slight improvement of the general effect of the economic conditions on advertising.

Operating Expenses

Operating costs were incurred in the amounts of $1,118,305 and $802,182 for the three months ended March 31, 2010 and 2009.  Increases in payroll expenses of $201,583 due to increased staffing for future growth accounted for most of the increase in operating expenses.

Our operating loss of $9,015 for the three months ended March 31, 2009 compared unfavorably with our operating income of $11,525 for the three months ended March 31, 2009.  Although we were able to increase revenues by $168,880 and manage the growth in our direct costs, limiting the increase to just $41,509 our operating costs rose by $387,651.

Other Income and Expenses

Interest expense for the three months ended March 31, 2010 and 2009 was $289,058 and $257,471 an increase of $31,587 primarily due to increase in borrowings ameliorated to some extent by a reduction in interest rates.

The gain on derivatives for the three months ended March 31, 2010 of $2,835 (2009 - $nil) arose from the warrants granted during the first quarter of 2009.

Liquidity and Capital Resources

We had total assets of $15,522,399 and total liabilities of $21,006,822 as of March 31, 2010. We had total negative working capital of $7,310,992 as of March 31, 2010.

We had Accounts Payable and Accrued Liabilities of $1,091,071 at March 31, 2010 compared to $1,007,503 at December 31, 2009.  Deferred Revenue of $363,272 at March 31, 2010 was  less than the Deferred Revenue of $547,091 at December 31, 2009, primarily due to residents prepaying their fees, at the end of 2009,  in anticipation of a fee increase.

We had net cash used by operating activities of $272,736  (2009–  $116,510), an increase that is attributable to increases in deferred revenue, accrued liabilities and deposits and reserves.  The loss on derivatives also contributed to the increase in cash provided from operations.

We had $10,137 of net cash used by investing activities for the three months ended March 31, 2010, which included $6,539 of fixed asset additions and $3,598 of new project costs.

Our cash flows from financing activities during the three months ended March 31, 2010  netted out to $126,368.  Significant components included a $71,255 payment on mortgages, cash payments of $54,000 for preferred distribution to non controlling members of our subsidiaries offset by $102,938 proceeds from new borrowings.  During the three months ended March 31, 2010 we issued 200,000 common shares for a cash consideration of $100,000.

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

 Critical Accounting Policies

 The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended March 31, 2010 and fiscal year ended December 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

(1)	March 31, 2010 we issued 200,000 unregistered common shares for a cash subscription of $100,000. The Company relied upon the exemption under Section 4(2) of the Securities Act
(2)	March 31, 2010 we issued 95,600 unregistered common shares pursuant to a look back provision associated with our merger with J-Kan.

(1)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May 2010.

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

Date: May 13, 2010

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

Date: May 13, 2010

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

Date: May 13, 2010

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

Date: May 13, 2010

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer