Form 10-Q
period 2010-06-30
TRINITYCARE SENIOR LIVING, INC.
filed 2010-08-16
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

TRINITYCARE SENIOR LIVING, INC.
(Exact name of registrant as specified in its charter)

Commission file number: 333-140567

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

There were 12,623,884 shares of the Registrant’s common stock outstanding at August 10, 2010.

Form 10-Q
For the Quarterly Period Ended June 30, 2010

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3
	Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34
Item 4T.	Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	37
Item 6.	Exhibits	37
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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

TrinityCare Senior Living, Inc. and Subsidiaries
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash	$187,136	$310,119
Accounts receivable, net of allowance of $31,470 (2009 - $5,420)	42,925	155,892
Prepaid expenses	406,251	408,585
Restricted cash	68,000
Total Current Assets	704,312	874,596

Property and equipment	17,104,620	17,092,195
Accumulated depreciation	(2,882,581)	(2,590,874)
	14,222,039	14,501,321

Loan costs	247,155	233,716
Accumulated amortization	(24,822)	(13,058)
	222,333	220,658
Project development costs	164,790	151,032
Deposits and reserves	161,325	155,326
	548,448	527,016

Total Assets	$15,474,799	$15,902,933
LIABILITIES
Accounts payable	$694,655	$538,665
Accrued expenses	640,863	528,461
Deferred revenue	195,228	547,091
Line of credit	76,814	76,972
Current portion of long-term debt	6,338,813	6,200,167
Total Current Liabilities	7,946,373	7,891,356

Mortgage	11,210,536	11,515,270
Notes payable and other debt	1,578,530	1,432,402
Derivative liability	292,232	299,091
Total Long-Term	13,081,298	13,246,763
Total Liabilities	21,027,671	21,138,119
Commitments and contingencies

EQUITY (DEFICIT)
Preferred stock, $.001 par, 20,000,000 authorized:
Preferred stock A: Nil and 2,500 issued and outstanding	-	3
Preferred stock B: 3,000 and 3,000 issued and outstanding	3	3
Common stock: $.001 par, 480,000,000 authorized;
12,623,884 and 11,578,284 issued and outstanding	12,624	11,578
Additional paid in capital	4,841,428	4,467,471
Deficit	(9,253,612)	(8,851,421)
Total TrinityCare Senior Living, Inc.'s Stockholders’ Equity (Deficit)	(4,399,557)	(4,372,366)
Noncontrolling interest	(1,153,315)	(862,820)
Total Equity (Deficit)	(5,552,872)	(5,235,186)

Total Liabilities and Equity	$15,474,799	$15,902,933

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries
Statements of Operation
For the Three and Six Months Ended June 30, 2010 and 2009
(unaudited)

	For the Three Months		For the Six Months
	June 30,		June 30,

	2010	2009	2010	2009

Revenues:
Resident revenue	1,691,700	1,557,152	3,374,946	3,081,276
Management fees	15,000	-	15,000	-
Publication revenue	39,005	37,651	71,640	60,528
Total Revenues	1,745,705	1,594,803	3,461,586	3,141,804

Direct Costs
Direct labor	482,600	376,382	942,200	940,545
Direct costs of operations	172,283	184,573	319,274	353,704
Total Direct Costs	654,883	560,955	1,261,474	1,294,249

Gross Profit	1,090,822	1,033,848	2,200,112	1,847,555

Operating Costs

Selling, marketing and advertising	44,699	53,294	80,619	100,390
Publishing	31,373	36,136	58,103	71,151
Payroll expenses	441,702	566,598	884,205	699,554
General and administrative	65,738	38,757	160,158	108,065
Professional	86,794	92,277	169,958	165,036
Insurance	51,154	58,841	101,624	103,928
Rent and facility	229,368	227,760	468,756	472,659
Depreciation	145,997	156,310	291,707	311,372
Total operating expenses	1,096,825	1,229,973	2,215,130	2,032,155

Operating income (loss)	(6,003)	(196,125)	(15,018)	(184,600)

Interest expense	287,468	287,746	576,526	545,217
Gain on derivative	(4,024)	(8,650)	(6,859)	(8,650)

Net loss before noncontrolling interest	(289,447)	(475,221)	(584,685)	(721,167)

Noncontrolling interest in net loss	98,700	-	182,494	-

Net Loss	$(190,747)	$(475,221)	$(402,191)	$(721,167)

Loss per share, basic and diluted	$(0.02)	$(0.26)	$(0.03)	$(0.47)
Basic and diluted weighted average number of common shares	12,249,159	1,825,651	11,915,575	1,536,173

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc and Subsidiaries
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
 (unaudited)

		For the Six Months Ended June 30,
		2010	2009

	Cash Flows from Operating Activities:
	Net income (loss)	$(584,685)	$(721,167)
	Adjustments to reconcile net income (loss)
	to net cash used for operating activities:
	Depreciation	291,707	311,372
	Loan amortization costs	11,764	-
	Bad debt expense	26,050	-
	Gain on derivatives	(6,859)	(8,650)
	Changes in operating assets and liabilities
	Accounts receivable	86,917	32,759
	Prepaid expenses	2,334	60,058
	Deposits and reserves	(6,000)	113,502
	Restricted cash	(68,000)	-
	Accounts payable	47,990	(97,982)
	Accrued expenses	112,402	184,188
	Deferred revenue	(351,863)	66,243

	Net cash provided by (used in) for operating activities	(438,243)	(59,677)

	Cash flows from investing activities:
	Purchase of property and equipment	(12,425)	(84,437)
	Project development costs	(105,092)	(37,815)
	Project development costs - recoveries	91,334	-

	Net cash provided by (used in) for investing activities:	(26,183)	(122,252)

	Cash flows from financing activities:
	Loan costs	(13,439)	(10,000)
	Repayment of mortgages	(304,734)	(32,178)
	Proceeds from loans	284,774	52,015
	Repayment of loans	(158)	(133,799)
	Proceeds from stock issuance	375,000	-
	Contributions from subsidiary members	-	21,592

	Net cash provided by (Used in) financing activities	(341,443)	(102,370)

	Net increase in cash	(122,983)	(284,299)

Cash,	beginning of period	310,119	546,164

Cash,	end of period	$187,136	$261,865

	SUPPLEMENTAL CAS FLOW INFORMATION:
	Interest paid	$582,178	$545,217
	Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2010 and 2009

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

As of June 30, 2010 and 2009

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended June 30, 2010 and 2009; (b) the financial position at June 30, 2010 and 2009, and (c) cash flows for the six month period ended June 30, 2010 and 2009, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2009 and 2008 and notes thereto in the Company’s annual report on for the year ended December 31, 2009, filed with the Securities and Exchange Commission in form 10K, filed March 24, 2010.  Operating results for the three months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2010 and 2009

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

As of June 30, 2010 and 2009

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

Advertising and Promotions

The Company follows the policy of charging advertising, marketing and promotions to expense as incurred.  Advertising expense during the three and six months ended June 30 was as follows, the majority of which includes the cost of marketing staff for all of the facilities.

	2010	2009
Three months ended June 30	$44,699	$53,294

Six months ended June 30	$80,619	$100,390

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

As of June 30, 2010 and 2009

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

 Nature and Classification of the Non-Controlling Interest in the Consolidated Financial Statements:

TrinityCare Senior Living, Inc. is the controlling interest of the affiliated group, since it maintains an investment in each of the operating facilities.   TCSL has a varying ownership investment in each entity, as of  June 30, 2010 and 2009, as follows:

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

As of June 30, 2010 and 2009

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

NOTE 2:   PROPERTY AND EQUIPMENT

Property and equipment consist of:

	June 30,	December 31,
	2010	2009
	(unaudited)

Machinery & Equipment	$516,584	$511,196
Landscaping	327,390	326,750
Furniture & Fixtures	651,202	645,805
Building	14,311,923	14,311,923
Vehicles	132,328	132,328
Office Equipment	60,193	59,193
Land	1,105,000	1,105,000
total property and equipment	17,104,620	17,092,195
Accumulated depreciation	(2,882,581)	(2,590,874)
property and equipment, net	$14,222,039	$14,501,321

Depreciation of property and equipment was $145,997, $156,310, $291,707 and $311,372 for the three and six months ended June 30, 2010 and 2009, respectively.

NOTE 3:  DEBT

		June 30,	December 31,
		2010	2009
		(unaudited)
Line of credit payable to bank collateralized by corporate assets. Total line is $80,000, as of June 30, 2010 $3,186 (December 31, 2009 - $3,028) is available.	(1)	$76,814	$76,972

Current Portion of Long-Term Debt		$6,338,813	$6,200,167

Current Portion of Long-Term Debt includes $32,000 to an officer and director of the company.

At June 30, 2010 and December 31, 2009, long-term debt consisted of:
Mortgage and notes payable to banks collateralized by real estate, due in monthly installments

		June 30, 2010	December 31, 2009
		(unaudited)
Knoxville	(2)	$5,933,384	$6,043,166
Pearland	(3)	6,240,539	6,296,845
Port Lavaca	(4)	5,375,426	5,375,426
		17,549,349	17,715,437
Less current portion		6,338,813	6,200,167
		$11,210,536	$11,515,270

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2010 and 2009

		June 30, 2010	December 31, 2009
		(unaudited)
Long-term debt payable to individuals:
TCSL	(5)	$46,406	$49,264
Knoxville installment	(6)	3,957	5,429
Knoxville	(7)	200,000	200,000
Port Lavaca	(8)	200,000	200,000
TCSL, payable to member	(9)	623,572	498,113
Terrace	(10)	50,000	50,000
TCSL	(11)	473,417	448,418
TCSL	(12)	32,000	32,000
less: debt discount being amortized over term of debt		(50,822)	(50,822)

		$1,578,530	$1,432,402
Total Long-Term Debt		$12,789,066	$12,947,672

Notes to debt instruments:

(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25%, currently 10.5%.

(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.

(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.

(4)
Interest only note payable due Trustmark National Bank bearing interest at 2.75% above LIBOR and due on December 31, 2010, currently 5%. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years. As part of the June 30, 2010 renewal, the Company contracted to place $68,000 in escrow to ensure payment of the last three months interest on the loan.   The escrowed amount of $68,000 is shown as restricted cash on the face of the balance sheet.

(5)	Note payable to Citizens National Bank of Sevierville bearing interest at 6.95% and due on November 11, 2011.

(6)	Installment loan, collateralized by equipment, due November 2011 at 8%

(7)	Note payable to individual bearing interest of 10% and due on December 31, 2012.

(8)	Note payable to individual bearing interest of 10% and due on December 31, 2012.

(9)	Note payable to an Officer, Director and Shareholder, for loans to the Company bearing interest at applicable federal rates,currenly 3.50%.

(10)
Short term note, unsecured, due September 30, 2010.  In lieu of interest, lender to receive a 1% interest in each of TrinityCare Senior Living of Katy, LLC.; TrinityCare Terrace Senior Living, LLC.; and TrinityCare Senior Living of Crossville, LLC.   The Company recognized the intrinsic value of the interest at 8.25%.

(11)
Note payable to Founders Bank bearing interest of 1% over Prime with a minimum of 6.50% due January 28, 2011.  The loan is guaranteed by both the Company's President and an individual who is a Company Shareholder.

(12)	Note payable to an Officer, Director and Shareholder, for loans to the Company bearing interest at 12% due September 30, 2010.

	June 30, 2010	December 31, 2009
	(unaudited)
Long-term debt maturities:
2011	509,739	301,898
2012	451,091	651,091
2013	513,554	513,554
2014 thereafter	11,314,682	11,481,129
	$12,789,066	$12,947,672

Interest paid during the three month period ended June 30, 2010 and 2009 amounted to $287,468 and $287,746, respectively.

Interest paid during the six month period ended June 30, 2010 and 2009 amounted to $576,526 and $545,27, respectively.

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2010 and 2009

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

Rent expense was $12,000 and $12,000 for the three months ended June 30, 2010 and 2009, respectively; and rent was $24,000 and $24,000 for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the minimum lease payments under the terms of the lease agreement were as follows:

For the year ending December 31,
2010	$16,000
2011	-
2012	-
2013 and thereafter	-
$16,000

In the ordinary course of business, the Company could be exposed to a risk of liability as a result of the personal services that are provided in the Senior Living facilities. The Company attempts to limit its exposure to liability through contractual agreements with its customers and insurance coverage.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material adverse effect on the Company’s financial position or results of operations.  During the second quarter of 2010 and prior, there were no legal proceedings to which the Company was a party that would have a material adverse effect on the Company’s financial position or results of its operations.

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

As of June 30, 2010 and 2009

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

As of June 30, 2010 and 2009

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

As of June 30, 2010 and 2009

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

Preferred stock, series A:

Each share of preferred stock series A is convertible into 10 common shares, convertible at the option of the shareholder.  There were no shares of preferred stock series A shares outstanding at June 30, 2010 and 2,500 shares of preferred stock series A shares outstanding at December 31, 2009.

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

TrinityCare Senior Living, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2010 and 2009

NOTE 6:  EQUITY (CONTINUED)

The above option was valued to estimate the value of the common stock’s discount option.  The option value calculated resulted in an amount in excess of the stock value less the purchase price.  The option is valued at $292,232 in excess of the $100,000 option price, and therefore recorded as a liability.

The following assumptions were used in the valuation calculation:

Dividend rate	0.000%
Risk-free interest rate	0.30%
Expected lives	0.87
Expected price volatility	426,49%
Forfeiture Rate	0.000%

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

Shares issued for cash

During the six month period ended June 30, 2010 the Company issued 925,000 shares for a cash consideration of $375,000.

Shares issued upon conversion of series A Preferred Shares

During the six month period ended June 30, 2010 the Company issued 25,000 common shares upon conversion of 2,500 series A Preferred Shares

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

NOTE 8:  SUBSEQUENT EVENTS

Management has reviewed material subsequent events per the requirements of topic 855 and have determined that there are no other events to report.

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

Financial information provided in this Form 10-Q for periods subsequent to June 30, 2010  is preliminary and remains subject to audit by H J & Associates. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

At June 30, 2010, we operated 5 communities in the United States, with a total resident licensed capacity of 317. Because we have combined some of our units into suites, we had 313 units available for occupancy at June 30, 2010.  Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 5 projects as of June 30, 2010 (including deposits of future residents) was 286 out of 313 total units available or 91.37%. When the opportunity presents itself, and to accommodate resident requests, the Company will combine two single bedroom units, by converting one of the bedrooms into a living room. This will result, from time to time, in a change in the number of units in a particular facility.(thus the total available units are lower than the maximum of 317 units, and the occupancy is somewhat higher).

Of the 5 communities that we operated at June 30,,2010, TrinityCare Senior Living, Inc. was a minority unit holder in 3 facilities and an operator of the other 2 facilities. In addition, at June 30, 2010, the company has a number of potential projects in Texas, Louisiana, Tennessee and Florida where the company believes expansion by at least three facilities, will be consummated during 2010 .

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

Our Communities

We operate five communities in the United States, with a total resident licensed capacity of 317. Because we have combined some of our units into suites, we had 313 units available for occupancy at June 30, 2010.  Our properties in Knoxville, Tennessee and Port Lavaca, Texas obtained their certificate of occupancy in June and July of 2007 respectively. The total occupancy of all 3 projects as of June 30, 2010 (including deposits of future residents) was 286 out of 313 total units available or 91.37%, which is slightly higher than the national averages reported by NIC of 87%.  In all of these facilities, some units have been combined to offer the resident additional bedrooms (thus the total available units are lower, and the occupancy is somewhat higher).

Our existing communities are located at:

TrinityCare Senior Living of Pearland, LLC
3033 Pearland Parkway
Pearland, Texas 77581
(Houston Metropolitan Area)
d/b/a – Trinity Oaks
Approximately 80 Unit Community

TC Senior Living of Port Lavaca, LLC
201 Trinity Shores Drive
Port Lavaca, Texas 77979
d/b/a – Trinity Shores
Approximately 63 Unit Community

TrinityCare Senior Living of Knoxville, LLC
4611 Asheville Highway
Knoxville, Tennessee 37914
d/b/a – Trinity Hills
Approximately 87 Unit Community

TrinityCare Senior Living, LLC began managing these properties on behalf of the Obligated Party (Calvary Baptist Church) on April 1, 2010, and management fees and expenses are reported effective on that date.

Calvary Gardens:
7490 Old Moon Road
Columbus, Georgia 31909
77 beds

Calvary Greenhouse:
7490 Old Moon Road
Columbus, Georgia 31909
10 bed Memory Care

Of the three communities that we operate and have ownership, we are a minority unit holder in each:
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
Approximately 63 Unit Community

TrinityCare Senior Living of Knoxville, LLC
4611 Asheville Highway
Knoxville, Tennessee 37914
d/b/a – Trinity Hills
Approximately 87 Unit Community

TrinityCare Senior Living, LLC began managing these properties on behalf of the Obligated Party (Calvary Baptist Church) on April 1, 2010, and management fees and expenses are reported effective on that date.

Calvary Gardens:
7490 Old Moon Road
Columbus, Georgia 31909
77 beds

Calvary Greenhouse:
7490 Old Moon Road
Columbus, Georgia 31909
10 bed Memory Care

Future and planned developments:
- Pearland, Texas
- Brazoria, Texas
- Covington, Louisiana
- Shreveport, Louisiana
- Crossville, Tennessee
- Katy, Texas
- Seymour, Tennessee

The census data as of June 30, 2010 is as follows:

Total units in service	313	Certain units have been combined to allow for multi-room use (combination of studios to two bedroom units)
Occupancy	286 units (88.5%)	Four of the five facilities have occupancy greater than 95% of available units in service.

Unrealized Net Book Value:

Each of the facilities currently owned and managed by TrinityCare Senior Living have a market value greater than the Net Book Value. While this value cannot be optimized in a financial presentation, below indicates the most recent Appraised Value versus the Net Book Value of Fixed Assets:

As of June 30, 2010	TrinityCare Senior Living of Pearland	TrinityCare Senior Living of Knoxville	TC Senior Living of Port Lavaca	Total
Net Book Value of Fixed Assets	$4,564,005	$5,826,699	$3,819,771	$14,210,475
Appraised Value	$9,540,000	$9,500,000	$6,800,000	$25,840,000
Unrealized Book Value	$4,975,995	$3,673,301	$2,980,229	$11,629,525
Debt	$6,240,539	$6,323,543	$6,193,095	$18,757,177
Net Unrealized Equity	$3,299,461	$3,176,457	$606,905	$7,082,823

TrinityCare Senior Living of Pearland: Appraisal by Integra Realty Resources 9/27/2007

TrinityCare Senior Living of Knoxville: Appraisal by HealthTrust, LLC 1/29/2008

TC Senior Living of Port Lavaca: Appraisal by Health Care Advisory Group 11/9/2007

Results of Operations

For the three and six months ended June 30, 2010 and 2009

Revenues

For the six months ended June 30, 2010 and 2009 we generated revenues of $3,374,946 and $3,081,276, respectively from our resident operations, an increase of $293,670  or approximately 10% from the prior period.   The increase was due to increases in fees charged to our residents as well as additional capacity and occupancy.

For the three months ended June 30, 2010 and 2009 we generated revenues of $1,691,700 and $1,557,152, respectively from our resident operations, an increase of $134,548  or approximately 9% from the prior period.   The increase was due to increases in fees charged to our residents as well as additional capacity and occupancy.

 Our direct costs for the six months ended June 30, 2010 were $1,261,474 a decrease of $32,775 from the direct costs incurred during the first half of 2009 of $1,294,249.  The net decrease was the result of additional labor costs for new facilities partially offset by cost containment, on going efficiencies and maturation of the facilities operations, as well as the reduction in the cost of services provided to non residents. We are proud of our reduction in costs during a period of increased occupancy did not cause any impairment in the service offered to our residents.

Our direct costs for the three months ended June 30, 2010 were $654,883 an increase of $93,928 from the direct costs incurred during the second quarter of 2009 of $560,955.  The increase was the result of additional labor and food costs for new facilities and increased occupancy partially offset by cost containment, on going efficiencies and maturation of the facilities operations, as well as the reduction in the cost of services provided to non residents.

During the three months ended June 30, 2010 we commenced offering management services to non-owned facilities which generated $15,000 in management fees.  There were no management fees generated during 2009 or during the first quarter of 2010.
Additionally, we received $71,640 and $60,528 for the six months ended June 30, 2010 and $39,005 and $37,651 for the three months ended June 30, 2010 and 2009, from advertising revenue from our Senior Standard monthly publication.   The small increase in publication revenue is believed to be a slight improvement of the general effect of the economic conditions on advertising.

Gross Profit for the six months ended June 30, 2010 was $2,200,112 an increase of $352,557 over the 2009 Gross Profit of $1,847,555. The 2010 Gross Profit percentage of 64% was an improvement over the 59% Gross Profit percentage achieved during 2009.

Gross Profit for the three months ended June 30, 2010 was $1,090,822 an increase of $56,974 over the 2009 Gross Profit of $1,033,848. The 2010 Gross Profit percentage of 62% a less than the 65% Gross Profit percentage achieved during 2009.

Operating Expenses

Operating costs were incurred in the amounts of $2,215,130 and $2,032,155 for the six months ended June 30, 2010 and 2009.  Increases in payroll expenses of $184,651 due to increased staffing for future growth, as well as additional staff needed to serve increased occupancy accounted for most of the increase in operating expenses.

Our operating loss of $15,018 for the six months ended June 30, 2010 compared favorably with our operating loss of $184,600 for the six months ended June 30, 2010.  Much of the reduction in operating loss is attributable to increases in revenues year over year.

Operating costs were incurred in the amounts of $1,096,825 and $1,229,973 for the three months ended June 30, 2010 and 2009.  Decreases in payroll expenses of $124,896 due to reduction in staffing costs accounted for most of the decrease in operating expenses during the second quarter of 2010.

Our operating loss of $6,003 for the three months ended June 30, 2010 compared favorably with our operating loss of $196,125 for the three months ended June 30, 2009.  Much of the reduction in operating loss is attributable to increases in revenues year over year.

Other Income and Expenses

Interest expense for the six months ended June 30, 2010 and 2009 was $576,526 and $545,217, and increase of $31,309 primarily due to increase in borrowings ameliorated to some extent by a reduction in interest rates.  Interest expense for the three months ended June 30, 2010 and 2009 was $287,648 and $287,746 an minor decrease of $278.  Borrowings and interest rates during the three months were relatively unchanged from the prior year.

The gain on derivatives for the six months ended June 30, 2010 of $6,859 (2009 - $8,650) and for the three months ended June 30, 2010 of $4,024 (2009 - $8,650) arose from the warrants granted during the first quarter of 2009.

Liquidity and Capital Resources

We had total assets of $15,474,799 and total liabilities of $21,027,671 as of June 30, 2010. We had total negative working capital of $7,242,061 as of June 30, 2010.

We had Accounts Payable and Accrued Liabilities of $1,335,518 at June 30, 2010 compared to $1,067,126 at December 31, 2009.  Deferred Revenue of $195,228 at June 30, 2010 was  less than the Deferred Revenue of $547,091 at December 31, 2009, primarily due to residents prepaying their fees, at the end of 2009,  in anticipation of a fee increase.

We had net cash used in operating activities of $438,243  (2009–  $59,677), an increase that is attributable to increases in deferred revenue, accrued liabilities and deposits and reserves.  The loss on derivatives also contributed to the increase in cash provided from operations.

We had $26,183 of net cash used in investing activities for the six months ended June 30, 2010, which included $12,425 of fixed asset additions and $105,092 of new project costs, net of recoveries of $91,334.

Our cash flows provided by financing activities during the six months ended June 30, 2010 netted out to $341,443.  Significant components included a $166,088 payment on mortgages, offset by $146,128 proceeds from new borrowings.  During the three months ended June 30, 2010 we issued 200,000 common shares for a cash consideration of $100,000.

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

 Critical Accounting Policies

 The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2010 and fiscal year ended December 31, 2009, which are contained in the Company’s 2009 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

In accordance with 360-35-17 formerly known  as, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective, except for those events discussed below.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(1)    On April 19, 2010 we issued 25,000 unregistered commons shares upon the conversion of 2,500 series A preferred ahsres of the company.  The Company relied upon the exemption under Section 4(2) of the Securities Act

(2) On April 25, 2010 we issued 225,000 unregistered common shares for a cash subscription of $75,000. The Company relied upon the exemption under Section 4(2) of the Securities Act
(3) On May 26, 2010 we issued 500,000 unregistered common shares for a cash subscription of $200,000. The Company relied upon the exemption under Section 4(2) of the Securities Act

(1)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August  2010.

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

Date: August 16, 2010

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

Date: August 16, 2010

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer

Exhibit 32.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Executive Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2010 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2010

/s/ Donald W. Sapaugh
Donald W. Sapaugh, Chief Executive Officer

Exhibit 32.1- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Financial Officer of TrinityCare Senior Living, Inc. (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2010 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 16, 2010

/s/ Joe M. Wiley
Joe M. Wiley, Chief Financial Officer