Form 10-Q
period 2010-09-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-05-09
CIK 1383960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
(Formerly SeaBridge Freight, Corp.)
 (Exact name of registrant as specified in its charter)

Commission file number: 333-140567

NEVADA	71-0822436
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

7501 Fannin Street
Houston, TX 77054
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(713) 375-7100
(ISSUER TELEPHONE NUMBER)

SeaBridge Freight, Corp.
7644 West Gandy Blvd., ste 4-515
Tampa, FL 33611

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

There were 151,498,884 shares and rights to receive shares of the Registrant’s common stock outstanding at September 30, 2010.

SeaBridge Freight, Corp.
(formerly TrinityCare Senior Living, Inc.)

SeaBridge Freight, Corp.
(formerly TrinityCare Senior Living, Inc.)
Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$163,117	$-
Accounts receivable	-	241,810
Prepaid expenses	-	145,888

Total current assets	163,117	387,698

Property and equipment, net	30,708	39,434
Deposits	5,268	5,268

Total assets	$199,093	$432,400

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$-	$20,587
Accounts payable and accrued expenses	1,115,452	2,337,046
Insurance premium payable	-	170,149
Accrued interest payable	23,032	57,233
Due to factor	957,353	168,660
Notes payable - related party	300,000	176,396

Total Current Liabilities	2,395,837	2,930,071

Notes payable	1,370,037	-

Total liabilities	3,765,874	2,930,071

STOCKHOLDERS' EQUITY( DEFICIT)
Preferred Stock Series B, $0.001 par value, 9,999,999 shares authorized, 3,000 and 0 shares issued and outstanding	3	-
Common stock, $0.001 par value, 480,000,000 and 100,000,000 shares authorized, 151,498,884, and 61,176,471
shares issued and outstanding	151,499	611,765
Additional paid in capital	5,416,663	2,388,235
Accumulated equity (deficit)	(9,134,946)	(5,497,671)

Total stockholders' equity (deficit)	(3,566,781)	(2,497,671)

Total liabilities and stockholders' equity (deficit)	$199,093	$432,400

The accompanying notes are an integral part of these consolidated financial statements

SeaBridge Freight, Corp.
(formerly TrinityCare Senior Living, Inc.)
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING REVENUES	$729,691	$719,622	$2,698,409	$2,520,372

OPERATING EXPENSES
Salaries, wages, and benefits	110,880	140,247	350,395	406,491
Purchased transportation and contracts of affreightment	726,135	668,570	2,176,376	2,610,070
Fuel	476,898	229,832	837,635	649,352
Other direct voyage expenses	949,853	523,090	2,461,040	1,793,164
Insurance and claims	113,341	84,287	190,929	164,646
Communications and utilities	2,378	2,320	6,104	5,556
Depreciation and amortization	3,251	2,223	8,726	6,669
Professional fees	2,131	1,365	3,185	32,119
Operating and maintenance expenses	317,430	36,896	462,572	103,385
Total Operating Expenses	2,702,297	1,688,830	6,496,962	5,771,452

OPERATING LOSS	(1,972,606)	(969,208)	(3,798,553)	(3,251,080)

NONOPERATING INCOME (EXPENSE)
Interest expense	(34,911)	(31,271)	(136,721)	(80,953)
Gain on troubled debt restructuring	-	-	295,749	-
Other income	2,250	-	2,250	-
	(32,661)	(31,271)	161,278	(80,953)

NET LOSS	$(2,005,267)	$(1,000,479)	$(3,637,275)	$(3,332,033)

Loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.13)
Basic and diluted weighted average number of common shares outstanding	84,269,031	26,000,000	68,958,579	26,000,000

The accompanying notes are an integral part of these consolidated financial statements

Seabridge Freight, Corp.
 (formerly TrinityCare Senior Living, Inc.)
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)
	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(3,637,275)	$(3,332,033)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock compensation	51,000	-
Gain on troubled debt restructuring	(295,749)	-
Expenses paid by shareholders	150,000	-
Expenses paid by shareholders through notes payable	88,173	213,615
Depreciation expense	8,726	6,669
Changes in operating assets and liabilities:
Accounts receivable	241,810	(13,861)
Prepaid expenses	145,888	160,731
Deposits	-	(450)
Deferred revenue	-	(7,000)
Bank overdraft	(20,587)	-
Accounts payable and accrued expenses	444,193	1,336,392
Accrued interest payable	70,394	20,596

Net cash used for operating activities	(2,753,427)	(1,615,341)

Cash Flows Used for Investing Activities: Purchase of property and equipment	-	(4,632)

Cash Flows from Financing Activities: Payments on related party notes payable	-	(75,000)
Proceeds from factoring loans, net	788,693	22,234
Proceeds from sale of common stock	450,000	-
Proceeds from related party notes payable	1,848,000	1,648,646
Decrease in insurance premium payable	(170,149)	(160,732)

Net cash provided by financing activities	2,916,544	1,435,148

Net increase (decrease) in cash	163,117	(184,825)

Cash and cash equivalents, beginning of period	-	300,659

Cash and cash equivalents, end of period	$163,117	$115,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$66,327	$60,357
Taxes paid	$-	$-
NON-CASH FINANCING ACTIVITY: Related party notes payable paid with Reverse Merger share consideration	$1,812,570	$-
Accrued interest paid with Reverse Merger share consideration	$104,595	$-
Common stock proceeds paid to shareholder as reimbursement of Reverse Merger expenses	$150,000	$-
Conversion of accounts payable to notes payable	$1,370,037	$-

The accompanying notes are an integral part of these consolidated financial statements

Seabridge Freight, Corp.
(formerly TrinityCare Senior Living, Inc.)
Notes to Consolidated Financial Statements
September 30, 2010

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

TrinityCare Senior Living, Inc (“TCSL”) is the minority owner and Member/Manager of a group of senior living facilities.  TCSL is in essence the holding company for the consolidated group.  Originally the senior care facilities operated under the name of PremierCare Senior Living (1999).  The name was changed to TrinityCare Senior Living, LLC (Louisiana), then in 2005 changed to TrinityCare Senior Living, a Texas LLC (“TrinityCare LLC”).

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

On September 7, 2010 (the “Merger Date”), TCSL entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Seabridge Freight, Inc., a privately held Delaware corporation that was incorporated on November 7, 2007. Upon closing of the transaction, under the Merger Agreement, TCSL divested of TrinityCare LLC in exchange for the cancellation of 3,000 issued and outstanding shares of TrinityCare Series B Convertible Preferred Stock which was transferred to Seabridge Freight, Inc..  Under the terms of the Merger Agreement, 135,000,000 rights to receive shares of TCSL common stock were issued for 100% of the equity interests of Seabridge Freight, Inc., which became a 100% owned subsidiary of TCSL.  The transaction was a reverse acquisition by a non-operating shell and therefore accounted for as a capital transaction rather than a business combination. Seabridge Freight, Inc. was determined to be the accounting acquirer. The name of the parent of the combined company was subsequently changed from TrinityCare Senior Living, Inc. to SeaBridge Freight, Corp. (SFC) (the “Company”).  The historical financial information is that of Seabridge Freight, Inc.

SeaBridge Freight, Inc. is a Delaware Corporation that was incorporated on November 20, 2007.  It is an American Flag marine transportation company currently offering marine highway services between Port Manatee, Florida and Brownsville, Texas. The Company’s headquarters are in Palmetto, Florida. The Company, which had its first voyage during December 2008, is a pioneer in creating the US marine highway industry, providing the most environmentally friendly, safe, cost efficient container-on-barge, blue water, intermodal freight service through geographical advantaged routes. Utilizing a direct water route is more than 562 statute miles shorter than the land route (810 statute miles vs. 1,372 statute miles), the Company presents a more environmentally friendly alternative that economically connects the Mexico/South Texas and Southeastern US markets. As a reliable alternative freight transportation option for shippers the Company’s services can be integrated with third party logistics providers, truckers and intermodal rail carriers to significantly lower freight costs. The Company has a December 31 year end.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Management is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal  accounting  control is designed to assure,  among other items, that 1) recorded  transactions  are valid; 2) valid  transactions  are recorded;  and 3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Basis of presentation

The accompanying interim consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s 2010 Annual Report on Form 10-K, which was filed on May 6, 2011.

Principles of Consolidation
For the years ended December 31, 2010 and 2009, the financial statements include the transactions of Seabridge Freight, Corp. and its wholly-owned subsidiary.  All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less.  The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life in measuring whether the assets are recoverable. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable reflective of its historical collection experience. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligation to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for the bad debts against amounts due. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. The Company does not require collateral from its trade customers. As of September 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $434,985 and $0, respectively.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance, repairs, and removals, not included in the Company’s bare boat agreements of affreightment, other than vessel dry-dockings are charged to expense.

Expenditures that materially increase values, change capacities or extend useful lives of the assets are capitalized. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets of 6 to 40 years. Leasehold improvements are generally amortized over the term of the lease and first renewal, and improvements to leased vessels are amortized over 6 years.

Insurance Reserves

The Company maintains insurance for casualty, property and health claims. Most of the Company’s insurance arrangements include a level of self-insurance. Reserves are established based on the value of cargo damaged and the use of current trends and historical data for other claims. These estimates are based on historical information along with certain assumptions about future events.

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effects on deferred tax assets and liabilities of subsequent changes in the tax laws and rates are recognized in income during the year the changes are enacted. Deferred tax assets are reduced by a valuation allowance when, in the judgment of management, it is more likely than not that some portion or all of the deferred tax assets will not be realizable.

The Financial Accounting Standards Board has issued guidance on Accounting for Uncertainty in Income Taxes, FASB ASC 740, Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. When applicable, the Company will include interest and penalties related to uncertain tax positions in income tax expense.

Common Stock

In connection with the September 7, 2010 Trinity Care merger, TCSL agreed to issue 135,000,000 shares of its common stock.  As the shares were never physically issued, the former SeaBridge Freight, Inc. shareholders had a right to receive shares of the common stock.  The Company’s management has determined that the rights had the same standing as common shares and could be voted should the occasion arise.  For financial statement presentation purposes, these 135,000,000 rights to receive shares are considered issued and outstanding.  Accordingly, they are included as common stock in calculating earnings per share.

Preferred Stock, Series B

In connection with the September 7, 2010 Trinity Care merger, 3,000 shares of preferred stock, series B were exchanged.  These shares have a par value of $0.001 per share and include super voting rights as follows:

Except as otherwise required by law, the shares of the outstanding Preferred Series B stock shall have the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that the holders of the outstanding shares of Preferred Series B shall always constitute a majority of the voting rights of the Corporation.

Stock-Based Compensation

The Company accounts for stock issued to employees, officers and directors in accordance with accounting standards for share-based payments which requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period,” the Company records transportation revenue and expenses ratably over the duration of a voyage based upon the relative transit time in each reporting period commonly referred to as the “percentage of completion” method.  Voyage expenses to complete delivery when the cargo first sails from its point of origin are accrued and recognized ratably over the relative transit time. The Company believes this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred. The Company recognizes revenue and related costs of sales for terminal and other services upon completion of services.

Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. The Company recognizes demurrage revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and included in “Operating Revenue.”

In accordance with ASC Topic 605-45 (previously EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent), the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and notes payable approximate their fair values because of the relatively short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Loss per Share

The Company accounts for loss per share in accordance with FASB ASC Topic No. 260 – 10, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding.  In periods in which the Company reports a net loss, dilutive securities are excluded from the calculation as the effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since inception. At September 30, 2010 and December 31, 2009, the Company had a working capital deficits of $2,232,721 and $2,542,373, and  stockholders' deficits of $3,566,782 and $2,497,671, respectively.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months.

The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including, the public equity market, private financings, sales of assets, collaborative arrangements and debt. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to its marine highway knowledge base or products that it might otherwise seek to retain.

There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off its obligations, if and when they come due.

These factors create substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

NOTE 4 - MERGER

On September 7, 2010 (the “Merger Date”), TCSL entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Seabridge Freight, Inc. (“SFI”), a privately held Delaware corporation that was incorporated on November 7, 2007. Upon closing of the transaction, under the Merger Agreement, TCSL divested of TrinityCare LLC in exchange for the cancellation of 3,000 issued and outstanding shares of TrinityCare Series B Convertible Preferred Stock which was transferred to Seabridge Freight, Inc..  Under the terms of the Merger Agreement, rights to receive 135,000,000 shares of TCSL common stock were issued for 100% of the equity interests of SFI which became a 100% owned subsidiary of TCSL.  The transaction was a reverse acquisition by a non-operating shell and therefore accounted for as a capital transaction rather than a business combination for accounting purposes. SFI was determined to be the accounting acquirer. Accordingly, the operations of TrinityCare LLC are not carried over.  The name of the parent of the combined company was subsequently changed from TrinityCare Senior Living, Inc. to SeaBridge Freight, Corp. and SFI  became a 100% owned subsidiary of SFC.  The historical financial information is that of SFI.

NOTE 5 – ACCOUNTS RECEIVABLE SOLD WITH LIMITED RECOURSE

The Company has sold some of its accounts receivable to a financial institution (the “factor”) with limited recourse.  The factor retains a 25% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  The facility bears interest and fees that equal rates ranging from 48.67% to 86.08% depending upon the days outstanding, and is secured by an unconditional guarantee of the Company and a first charge against the accounts receivable.  At September 30, 3010, and December 31, 2009, the balance due to the factor under the recourse contracts was $957,353 and $168,660, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2010	December 31, 2009

Leasehold Improvements	$48,180	$48,180
Equipment	2,000	2,000
Subtotal	50,180	50,180
Accumulated depreciation	(19,472)	(10,746)

Property and equipment, net	$30,708	$39,434

Depreciation expense totaled $8,726, and $6,669 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 7 – TROUBLED DEBT RESTRUCTURING

In June 2010, the Company restructured its debt to three different creditors, receiving beneficial terms.  A summary of the restructured debt at September 30, 2010 is as follows:

Note 1
Accounts payable balance at May 28, 2010 -	$347,984
Conversion to a note payable bearing 5% interest, due on May 31, 2013, with 50% principal reduction	(173,992)

Note 1, as restructured	173,992

Note 2
Accounts payable balance at May 28, 2010 -	$267,104
Payment required in June 2010	(23,590)
Conversion to a note payable bearing 5% interest, due on May 31, 2013, with 50% principal reduction	(121,757)

Note 2, as restructured	121,757

Note 3
Accounts payable balance at May 31, 2010 -	$1,074,288
Conversion to a note payable bearing 5% interest, due on June 10, 2015, with 50% principal reduction granted at the time each payment is made	-

Note 3, as restructured	1,074,288

Total notes payable at September 30, 2010, as restructured	$1,370,037

The restructured notes resulted in a gain on troubled debt restructuring of $295,749 for the nine months ended September 30, 2010.

Scheduled maturities for notes payable for the five years subsequent to September 30, 2010 are as follows:

2013                       $     295,749
Thereafter                1,074,288

      $1,370,037

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

At January 1, 2008, the Company had notes payable to three related parties in the amount of $100,000.  Two notes totaling $25,000 had no stated maturity and bore interest at 13% per annum. The remaining $75,000 was part of an overall $750,000 funding agreement, which called for interest at 7%, a maturity of November 23, 2008, and was convertible into common shares of the Company.  In October 2008, the Company borrowed the $675,000 which remained from the $750,000 funding agreement.

During 2009, the Company repaid the two notes payable totaling $25,000. The Company entered into a line of credit agreement for $250,000 with the same related party with whom it had the $750,000 funding agreement.  This line called for interest at 5%, had a maturity of July 31, 2009, and also was convertible into common shares of the Company. In June 2009, the Company entered into an agreement with the same lender for $2,000,000 whereby the original $750,000 and $250,000 convertible instruments were subsumed into the agreement and an additional $1,000,000 proceeds were funded, of which $313,615 were paid directly to third party vendors on behalf of the Company. The new note called for interest at 5%, had a maturity date of June 9, 2012 and was convertible into 26,000,000 shares of Seabridge Freight Inc. common stock.  In December 2009, the lender converted the full $2,000,000 into 26,000,000 shares of Seabridge Freight Inc. common stock.

Also in 2009, the same lender agreed to fund an additional $1,000,000 with terms calling for interest at 5%, a maturity date of July 31, 2010, and convertibility into a variable number of shares that at conversion would ensure the lender would receive 15% of the shares outstanding, including those converted under this instrument. On December 31, 2009, this lender converted the $1,000,000 outstanding into 9,176,471 shares of Seabridge Freight Inc. common stock.   Also, in December 2009, the lender provided additional funding in the amount of $180,000, interest at 5% and no stated maturity.  As of December 31, 2009, the Company had notes payable to a related party totaling $176,396 and accrued interest payable of $57,233.

During the period from the January 1, 2010 through the date of the Merger Agreement, the same lender loaned the Company $1,636,173, of which $88,173 were paid directly to third party vendors on behalf of the Company.  These notes payable called for interest at 5% and had no stated maturity.  In connection with the Merger Agreement, all of the related party notes payable,

$1,812,570, were paid to the lender, along with $104,595 of accrued interest, with stock of the Corporation.

On September 29, 2010, a related party loaned the Company $300,000 at 5% with no stated maturity.  As of September 30, 2010, the Company owed the related party $300,000 and had accrued interest payable of $82.

NOTE 9 – SHARE CAPITAL

The Company’s bylaws contain an Article Twelve which intended to assure that the Corporation remains in continuous compliance with the citizenship requirements of the Shipping Act, 1916, the Merchant Marine Act, 1920, and the Merchant Marine Act, 1936, all as amended, and the regulations promulgated thereunder, as such laws and regulations are amended from time to time (collectively, the “Maritime Laws”).  It is the policy of the Corporation that Non-Citizens should not Beneficially Own, individually or in the aggregate, any shares of the Corporation’s Capital Stock in excess of the Permitted Amount.  If the Board of Directors of the Corporation should conclude in its sole discretion at any time that Non-Citizens have become, or are expected to become, the Beneficial Owners, individually or in the aggregate, of shares of Capital Stock in excess of the Permitted Amount, the Board of Directors may by resolution duly adopted, ensure that the provisions of the Maritime Laws are adhered to in all respects.

In accordance with the Merger Agreement, the Company transferred 3,000 shares of TCSL Series B Preferred Stock.   In addition, 135,000,000 rights to receive shares of common stock were issued to the Company for 100% of the equity interests of the Company, and the common stock of the Company which was previously outstanding (64,176,471 common shares) were cancelled.  Also, as part of the Merger transaction, related party debt of $1,812,570 and accrued interest payable of $104,595 was converted to equity.

The Company received $600,000 for the issuance of 3,000,000 shares of common stock, of which $450,000 was received in cash and $150,000 was paid to TrinityCare LLC for costs related to the Reverse Merger.

The Company issued 300,000 shares of common stock for services.  The shares were valued at fair value on the date of issuance and recorded as $51,000 of stock compensation.

Following is a rollforward of the Company’s equity from December 31, 2009 to September 30, 2010:
							Total
					Additional		Stockholders'
	Common Stock		Preferred Stock Series B		Paid In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

December 31, 2009 - balances	61,176,471	$611,765	-	$-	$2,388,235	$(5,497,671)	$(2,497,671)

Issuance of common shares for cash	3,000,000	30,000	-	-	570,000	-	600,000

Recapitalization - SeaBridge Freight, Inc. Acquisition	87,022,413	(490,566)	3,000	3	2,407,728	-	1,917,165

Issuance of common shares for services	300,000	300	-	-	50,700	-	51,000

Net loss - 9 months ended September 30, 2010	-	-	-	-	-	(3,637,275)	(3,637,275)

September 30, 2010 - balances	151,498,884	$151,499	3,000	$3	$5,416,663	$(9,134,946)	$(3,566,781)

NOTE 10 –  COMMITMENTS AND CONTINGENCIES

Legal Matters
The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is not aware of any current litigation matters except for those related to collection of past due debts, which are accrued for in the accompanying financial statements, and is currently unable to estimate the loss, if any, related to other matters.

Long Term Lease Commitments
The Company leases its office facility in Palmetto, Florida under an operating lease that expires in December 2010.  Rent expense was approximately $22,365 and $22,365 during the nine months ended September 30, 2010 and 2009, respectively.  The Company has future minimum lease payments of $8,844 at September 30, 2010.

NOTE 11 – SUBSEQUENT EVENTS

Effective March 28, 2011, SFC executed an Agreement of Plan and Reorganization in which it acquired 100% of the limited partner interests of University Hospital Systems, LLP (UGH). In connection with the acquisition, SFC disposed of its 100% owned subsidiary (the Company) and received and cancelled 135,000,000 outstanding shares of its common stock from existing shareholders, and issued 232,000,000 shares of common stock to persons holding equity interests in UGH in exchange for their equity interests. The business combination was a reverse merger transaction and SFC was the accounting acquiree.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

SFC is a Nevada Corporation that wholly owns SFI.  SFI is a Delaware Corporation that was incorporated on November 20, 2007. It is an American Flag marine transportation company currently offering marine highway services between Port Manatee, Florida and Brownsville, Texas. The Company’s headquarters are in Palmetto, Florida. The Company, which had its first voyage during December 2008, is a pioneer in creating the US marine highway industry, providing the most environmentally friendly, safe, cost efficient container-on-barge, blue water, intermodal freight service through geographical advantaged routes. Utilizing a direct water route is more than 562 statute miles shorter than the land route (810 statute miles vs. 1,372 statute miles), the Company presents a more environmentally friendly alternative that economically connects the Mexico/South Texas and Southeastern US markets. As a reliable alternative freight transportation option for shippers the Company’s services can be integrated with third party logistics providers, truckers and intermodal rail carriers to significantly lower freight costs. The Company has a December 31 year end.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

The Company’s revenue for the three months ended September 30, 2010 was $729,691 compared to $719,622 for the three months ended September 30, 2009, as a result of the Company conducting 4.5 and 9 voyages, respectively, during each period.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $2,702,297 as compared to $1,688,830 for the three months ended September 30, 2009.  The increase in operating expenses was principally due to higher fuel costs, other direct voyage expenses and operating and maintenance expenses.  Fuel costs increased from $229,832 during the three months ended September 30, 2009 to $476,898 during the three months ended September 30, 2010 due to higher prices of oil.  Other direct voyage costs increased from $523,090 during the three months ended September 30, 2009 to $949,853 during the three months ended September 30, 2010 principally due to higher drayage expenses.  Operating and maintenance expenses increased from $36,896 during the three months ended September 30, 2009 to $317,430 during the three months ended September 30, 2010 mainly due to receivable financing fees, expenses from the reverse merger, and travel expense.

Nonoperating Income (Expense)

Nonoperating expense was $32,661 for the three months ended September 30, 2010 compared to $31,271 for the three months ended September 30, 2009 and was principally comprised of interest expense on notes payable in both periods.

Net Loss

Our net loss increased by $1,004,788 to $2,005,267 for the three months ended September 30, 2010, compared to $1,000,479 for the three months ended September 30, 2009. This is due to costs associated with higher fuel costs, higher other direct voyage expenses, and higher operating and maintenance expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

The Company’s revenue for the nine months ended September 30, 2010 was $2,698,409 compared to $2,520,372 for the nine months ended September 30, 2009, as a result of the Company conducting 15 and 21 voyages, respectively, during each period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $6,496,962 as compared to $5,771,452 for the nine months ended September 30, 2009.  The increase in operating expenses was principally due to higher fuel costs, other direct voyage expenses and operating and maintenance expenses, partially offset by lower purchased transportation and contracts of affreightment.  Fuel costs increased from $649,352 during the nine months ended September 30, 2009 to $837,635 during the nine months ended September 30, 2010 due to higher prices of oil.  Other direct voyage costs increased from $1,793,164 during the nine months ended September 30, 2009 to $2,461,040 during the nine months ended September 30, 2010 principally due to higher drayage expenses.  Operating and maintenance expenses increased from $103,385 during the nine months ended September 30, 2009 to $462,572 during the nine months ended September 30, 2010 mainly due to receivable financing fees, reverse merger expenses and travel expense.  Purchased transportation and contracts of affreightment decreased $433,694 from $2,610,070 for the nine months ended September 30, 2009 compared to $2,176,376 during the nine months ended 2010 due to lower charter fees in 2010.

Nonoperating Income (Expense)

Nonoperating expense was $80,953 for the nine months ended September 30, 2009 compared to nonoperating income of $161,278 for the nine months ended September 30, 2010.  Nonoperating expense during the nine months ended September 30, 2009 was due to interest expense on notes payable.  Nonoperating income for the nine months ended September 30, 2010 was due primarily to a gain on troubled debt restructuring of $295,749.

Net Loss

Our net loss increased by $305,242 to $3,637,275 for the nine months ended September 30, 2010, compared to $3,332,033 for the nine months ended September 30, 2009. This is due to costs associated with higher fuel costs, higher other direct voyage expenses, and higher operating and maintenance expenses, partially offset by lower purchased transportation and contracts of affreightment and a gain on troubled debt restructuring.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $2,232,721.

Net cash used in operating activities was $2,753,427 for the nine months ended September 30, 2010, as compared to $1,615,341  for the nine months ended September 30, 2009. The increase in net cash used is largely due to a higher net loss and the non-cash add-back for the gain on troubled debt restructuring.

Net cash used in investing activities was $0 for the nine months ended September 30, 2010, as compared to $4,632 for the nine months ended September 30, 2009.

Net cash flows used in financing activities was $2,916,544 for the nine months ended September 30, 2010, as compared to cash provided by financing activities of $1,435,148 for the nine months ended September 30, 2009. The change in cash flow was due to the proceeds received/repayment from related party loans and from the sale of common stock.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

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

 Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Fair value of financial instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses deferred revenue, and debt approximate their fair values because of the short-term nature of these instruments.  Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable reflective of its historical collection experience. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligation to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for the bad debts against amounts due. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. The Company does not require collateral from its trade customers.

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) 605-20-25-13, “Services for Freight-in-Transit at the End of a Reporting Period,” the Company records transportation revenue and expenses ratably over the duration of a voyage based upon the relative transit time in each reporting period commonly referred to as the “percentage of completion” method.  Voyage expenses to complete delivery when the cargo first sails from its point of origin are accrued and recognized ratably over the relative transit time.. The Company believes this method of revenue recognition does not result in a material difference in reported net income on an annual or quarterly basis as compared to recording transportation revenue between accounting periods based upon the relative transit time within each respective period with expenses recognized as incurred. The Company recognizes revenue and related costs of sales for terminal and other services upon completion of services.

Net demurrage is a charge assessed for failure to return empty freight equipment on time less a demurrage related allowance for bad debt. The Company recognizes demurrage revenue based on negotiated fees included in the contracts of its customers. These amounts are computed daily and included in “Operating Revenue.”

In accordance with ASC Topic 605-45 (previously EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent), the Company generally recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by, among other things: (1) acting as a principal in the transaction; (2) establishing prices; (3) managing all aspects of the shipping process; and (4) taking the risk of loss for collection, delivery, and returns. Certain transactions to provide specific services are recorded at the net amount charged to the client due to the following key factors: (a) the Company does not have latitude in establishing pricing; and (b) the Company has credit risk for only the net revenue earned from its client while the carrier has credit risk for the transportation costs.

Seasonality

To date, we have not noted any significant seasonal impacts.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

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

Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting, known to executive management that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

 To the best knowledge of our officers and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A.	Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For period ended September 30, 2010, the Company offered and sold an aggregate of 3,000,000 shares of common stock for proceeds of $600,000, of which $450,000 was received in cash and $150,000 was paid to TrinityCare LLC for costs related to the Reverse Merger.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required by this Item are set forth on the Index of Exhibits attached hereto.

Signatures

    Pursuant to the requirements of the Section 13 or 15(d) of the Exchange Act, Seabridge Freight, Corp. (formerly TrinityCare Senior Living, Inc.) has duly caused this report to be signed on its behalf by the undersigned persons, and in the capacities so indicated.

Seabridge Freight, Corp.
(Registrant)

/s/ Michael Shea, CEO and Chairman
/s/ Stephen Flott, Secretary and Treasurer

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

Exhibit 31.1- Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael Shea, certify that:

           1.                      I have reviewed this Quarterly Report on Form 10-Q of Seabridge Freight, Corp. (formerly TrinityCare Senior Living, Inc.);

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

Date: May 6, 2011

/s/ Michael Shea
Michael Shea, CEO and Chairman

Exhibit 31.2- Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Stephen Flott certify that:

           1.                      I have reviewed this Quarterly Report on Form 10-Q of Seabridge Freight, Corp. (formerly TrinityCare Senior Living, Inc.);

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

 Date: May 6, 2011

/s/ Stephen Flott
Stephen Flott, Secretary and Treasurer

Exhibit 32.1- Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Executive Officer of Seabridge Freight, Corp. (formerly TrinityCare Senior Living, Inc.) (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2010 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2011

/s/ Michael Shea
Michael Shea, CEO and Chairman

Exhibit 32.2- Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned, the Chief Financial Officer of Seabridge Freight, Corp. (formerly TrinityCare Senior Living, Inc.) (the “Company”), hereby certifies that, to his knowledge on the date hereof:

     (a) this Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2010 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2011

/s/ Stephen Flott
Stephen Flott, Secretary and Treasurer