Form 10-K
period 2010-12-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-05-09
CIK 1383960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
  ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
or
  ¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number:  333-140567

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

(Formerly known as SeaBridge Freight, Corp.)
 (Exact name of registrant as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7501 Fannin Street, Houston, TX	77054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (941) 981-3850

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are “forward-looking statements.”  The forward-looking statements may include projections and estimates concerning the timing and success of specific projects, revenues, income and capital spending. Forward-looking statements are often (but not always) accompanied by words such as “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “target,” “goal,” “objective” or other similar expressions. These statements are likely to address our growth strategy, financial results and exploration and development programs, among other things.

Forward-looking statements are subject to risks and uncertainties that may change at any time. The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect many estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward looking events and circumstances will occur.  There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those anticipated or implied in the forward-looking statements, including, but not limited to, those described in the “Risk Factors” section and elsewhere in this Annual Report.

All forward-looking statements are based upon information available to us on the date of this Annual Report. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1.	BUSINESS

On January 15, 2009, TrinityCare Senior Living, Inc “TCSL” was formed as the continuing entity resulting from the merger with J-Kan, Inc, a publicly traded company.  TCSL remained as the surviving entity as the acquired, while J-Kan, Inc. was the accounting acquirer.  As a result of the merger, the former members of TrinityCare LLC (the “TrinityCare Equity-holders”) own a majority of the voting stock of J-Kan, Inc.

TCSL was the majority owner of a group of senior living facilities and the holding company for the consolidated group.  Originally the senior care facilities operated under the name of PremierCare Senior Living (1999).  The name was changed to TrinityCare Senior Living, LLC (Louisiana), then in 2005 changed to TrinityCare Senior Living, a Texas LLC (“TrinityCare LLC”).

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

On September 7, 2010 (the “Merger Date”), TCSL entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Seabridge Freight, Inc., a privately held Delaware corporation that was incorporated on November 7, 2007. Upon closing of the transaction, under the Merger Agreement, TCSL divested of TrinityCare LLC in exchange for the cancellation of 3,000 issued and outstanding shares of TrinityCare Series B Convertible Preferred Stock which were transferred to SeaBridge Freight, Inc.  Under the terms of the Merger Agreement, 135,000,000 rights to receive shares of TCSL common stock were issued for 100% of the equity interests of Seabridge Freight, Inc. which became a 100% subsidiary of TCSL. The transaction was a reverse acquisition by a non-operating shell and therefore accounted for as a capital transaction rather than a business combination. Seabridge Freight, Inc. was determined to be the accounting acquirer. The name of the parent of the combined company was subsequently changed from TrinityCare Senior Living, Inc. to SeaBridge Freight, Corp. (SFC) (“the Company”). The historical financial information is that of Seabridge Freight, Inc.

SeaBridge Freight, Inc. (a wholly owned subsidiary of Seabridge Freight, Corp.) is a Delaware Corporation that was incorporated on November 20, 2007. It is an American Flag marine transportation company currently offering marine highway services between Port Manatee, Florida and Brownsville, Texas. The Company’s headquarters are in Palmetto, Florida. The Company, which had its first voyage during December 2008, is a pioneer in creating the US marine highway industry, providing the most environmentally friendly, safe, cost efficient container-on-barge, blue water, intermodal freight service through geographical advantaged routes. Utilizing a direct water route is more than 562 statute miles shorter than the land route (810 statute miles vs. 1,372 statute miles), the Company presents a more environmentally friendly alternative that economically connects the Mexico/South Texas and Southeastern US markets. As a reliable alternative freight transportation option for shippers the Company’s services can be integrated with third party logistics providers, truckers and intermodal rail carriers to significantly lower freight costs. The Company has currently suspended revenue generating operations, effective October, 2010.

ITEM 1A - RISK FACTORS

THERE IS NO ACTIVE TRADING MARKET FOR OUR COMMON STOCK.

Our common stock is quoted on the Pink Sheets, and we are currently in the process of seeking to reestablish quotation of our common stock on the Over the Counter Bulletin Board quotation service. However, currently, there is no active trading market for any of our securities, and we cannot assure you that a market for our stock will develop. Consequently, our shareholders may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, our shareholders may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

THE SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The Company has a total of 16,498,884 shares of Common Stock issued and outstanding and an additional 135,000,000 rights to receive shares have been issued. If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

OUR COMMON STOCK MAY BE DEEMED TO BE A PENNY STOCK AND, AS SUCH, WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH “PENNY STOCKS”. REGULATIONS RELATING TO “PENNY STOCKS” LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

We are seeking to restablish the quotation of our common stock on the Over the Counter Bulletin Board quotation service.  The Over the Counter Market is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c) 2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

AS AN ISSUER OF “PENNY STOCK” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

SHARES ELIGIBLE FOR FUTURE SALE, IF AT ALL, MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUR RESTRICTED STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

From time to time, certain of our stockholders may be eligible, if at all, to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF THE COMPANY’S STOCK.

We do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, its stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 1B- UNRESOLVED STAFF COMMENTS

None at the time of this filing.

ITEM 2 - PROPERTIES

The Company leases its office facility in Palmetto, Florida under an operating lease that expired December 2010.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not aware of any material, existing or pending legal proceedings against Seabridge Freight Corp., nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information. Our common stock is quoted on the Pink Sheets.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High		Low

Quarter Ended
December 31, 2010		$0.27		$0.07
September 30, 2010		$0.53		$0.15
June 30, 2010	$	N/A	$	N/A
March 31, 2010	$	N/A	$	N/A

Quarter Ended
December 31, 2009	$	N/A	$	N/A
September 30, 2009	$	N/A	$	N/A
June 30, 2009	$	N/A	$	N/A
March 31, 2009	$	N/A	$	N/A

(b) Holders. As December 31, 2010, there were approximately 113 record holders of 16,498,884 shares of our Common Stock and 83 record holders with rights to receive 135,000,000 shares of our common stock.

(c) Dividends. We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIO N AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through financing activities consisting primarily of  private placements of debt and equity with outside investors. Our principal use of funds has been to fund the operations of the Company.

Liquidity and Capital Resources during the year ended December 31, 2010 compared to the year ended December 31, 2009.

During the year ended December 31, 2010, the Company issued 3,000,000 shares of common stock for $600,000 (of which $450,000 was paid to the Company and $150,000 was paid to a shareholder as reimbursement of Reverse Merger expenses).  The Company also borrowed an additional $1,848,000 from a related party, of which $1,812,570 was paid in connection with the consideration received in the Reverse Merger, and $300,000 is outstanding at December 31, 2010.  The Company also received $740,955 from factoring loans during 2010.  In addition, the Company converted certain third party accounts payable to $1,370,037 of notes payable during 2010, recognizing a gain on troubled debt restructuring of $295,749.

During the year ended December 31, 2009, the Company borrowed $2,162,781 from a related party, of which $75,000 was repaid in cash during 2009.  The Company also issued the related party shares of common stock as payment for $3,000,000 of notes payable.  In addition, the Company received $168,660 from factoring loans during 2009.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues for the year ended December 31, 2010 were $3,710,217 compared to $3,205,578 for the year ended December 31, 2009, an increase of $504,639, based on the Company conducting 18 and 28 voyages, respectively for the years then ended. This increase was due to improved pricing as a result of an improving economy.

Operating expenses for the year ended December 31, 2010 were $7,373,777 compared to $8,039,690 for the year ended December 31, 2009 a decrease of approximately $665,913. The decrease was largely due to lower purchased transportation and contracts of affreightment due to lower charter expenses, partially offset by higher other direct voyage expenses in 2010.

The Company incurred interest expense of $168,199 and $101,287 during the years ended December 31, 2010 and 2009, respectively, related to the notes payable.  The increase in interest expense is principally due to the $1,370,037 of accounts payable which were converted to notes payable in June, 2010.

Net loss was $3,528,418 for the year ended December 31, 2010, compared with a net loss of $4,935,399 for the year ended December 31, 2009.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SeaBridge Freight, Corp.
Palmetto, Florida

We have audited the consolidated balance sheets of SeaBridge Freight, Corp. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. SeaBridge Freight, Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaBridge Freight, Corp. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and operating cash outflows and has suspended revenue generating operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As discussed in Note 1 to the consolidated financial statements, on September 7, 2010, the Company completed a business combination in which it was the accounting acquirer in a reverse merger transaction, and as discussed in Note 11 to the consolidated financial statements, on March 28, 2011, the Company was involved in another business combination accounted for as a reverse merger transaction in which it was the accounting acquiree. The latter transaction included an agreement and plan of reorganization in which the Company’s assets, liabilities and operations were spun off to shareholders.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida
May 6, 2011

SeaBridge Freight, Corp.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash	$12,972	$-
Accounts receivable	-	241,810
Prepaid expenses	-	145,888
	12,972
Total current assets		387,698

Property and equipment, net	27,800	39,434
Deposits	5,268	5,268

Total assets	$46,040	$432,400

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$20,587
Accounts payable and accrued expenses	872,817	2,337,046
Insurance premium payable	-	170,149
Related party advance	7,500	-
Accrued interest payable	43,995	57,233
Due to factor	909,615	168,660
Notes payable - related party	300,000	176,396

Total Current Liabilities	2,133,927	2,930,071

Notes payable	1,370,037	-

Total liabilities	3,503,964	2,930,071

STOCKHOLDERS' DEFICIT

Preferred Stock Series B, $0.001 par value, 9,999,999 shares authorized, 3,000 and 0 shares issued and outstanding	3	-
Common stock, $0.001 par value, 480,000,000 and 100,000,000 shares authorized, 151,498,884, and 61,176,471
shares issued and outstanding	151,499	611,765
Additional paid in capital	5,416,663	2,388,235
Accumulated deficit	(9,026,089)	(5,497,671)

Total stockholders' deficit	(3,457,924)	(2,497,671)

Total liabilities and stockholders' deficit	$46,040	$432,400

The accompanying notes are an integral part of these consolidated financial statements.

SeaBridge Freight, Corp.
Consolidated Statements of Operations
For the years ended December 31, 2010 and 2009

	2010	2009

OPERATING REVENUES	$3,710,217	$3,205,578

OPERATING EXPENSES
Salaries, wages, and benefits	393,549	576,708
Purchased transportation and contracts of affreightment	2,302,376	3,612,848
Fuel	984,525	1,013,593
Other direct voyage expenses	2,951,420	2,481,134
Insurance and claims	219,339	167,074
Communications and utilities	8,285	7,572
Depreciation and amortization	11,634	8,892
Professional fees	3,503	47,221
Operating and maintenance expenses	499,146	124,648
Total Operating Expenses	7,373,777	8,039,690

OPERATING LOSS	(3,663,560)	(4,834,112)

NONOPERATING INCOME (EXPENSE)
Interest expense	(168,199)	(101,287)
Gain on troubled debt restructuring	295,749	-
Other income	7,592	-
	135,142	(101,287)

NET LOSS	$(3,528,418)	$(4,935,399)

Loss per common share, basic and diluted	$(0.04)	$(0.19)
Basic and diluted weighted average number of common shares outstanding	89,745,998	26,086,374

The accompanying notes are an integral part of these consolidated financial statements.

SeaBridge Freight, Corp.
Consolidated Statements of Stockholders Deficit
For the years ended December 31, 2010 and 2009

							Total
					Additional		Stockholders'
	Common Stock		Preferred Stock Series B		Paid In	Accumulated	Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

December 31, 2008 - balances	26,000,000	$260,000	-	$-	(260,000)	$(562,272)	$(562,272)

Conversion of debt to common shares	26,000,000	260,000	-	-	1,740,000	-	2,000,000

Conversion of debt to common shares	9,176,471	91,765	-	-	908,235	-	1,000,000

Net loss - 2009	-	-	-	-	-	(4,935,399)	(4,935,399)

December 31, 2009 - balances	61,176,471	611,765	-	-	2,388,235	(5,497,671)	(2,497,671)

Issuance of common shares for cash	3,000,000	30,000	-	-	570,000	-	600,000

Recapitalization – Sea Bridge Freight, Inc. Acquisition	87,022,413	(490,566)	3,000	3	2,407,728	-	1,917,165

Issuance of common shares for services	300,000	300	-	-	50,700	-	51,000

Net loss - 2010	-	-	-	-	-	(3,528,418)	(3,528,418)

December 31, 2010 - balances	151,498,884	$151,499	3,000	$3	$5,416,663	$(9,026,089)	$(3,457,924)

The accompanying notes are an integral part of these consolidated financial statements.

SeaBridge Freight, Corp.
Consolidated Statements of Cash Flow
 For the years ended December 31, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(3,528,418)	$(4,935,399)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock compensation	51,000	-
Gain on troubled debt restructuring	(295,749)	-
Expenses paid by shareholders	150,000	-
Expenses paid by shareholders through notes payable	88,173	313,615
Depreciation expense	11,634	8,892
Changes in operating assets and liabilities
Accounts receivable	241,810	(120,320)
Prepaid expenses	145,888	14,843
Deferred revenue	-	(7,000)
Deposits	-	(450)
Bank overdraft	(20,587)	20,587
Accounts payable and accrued liabilities	201,558	2,111,603
Accrued interest payable	91,357	38,604

Net cash used for operating activities	(2,863,334)	(2,555,025)

Cash Flows Used for Investing Activities:
Purchase of property and equipment	-	(4,632)

Cash flows from financing activities:
Proceeds from factoring loans, net	740,955	168,660
Proceeds from sale of common stock	450,000	-
Proceeds from related party notes payable	1,848,000	2,162,781
Payments on related party notes payable	-	(75,000)
Related party advance	7,500	-
Increase (decrease) in insurance premium payable	(170,149)	2,557

Net cash provided by financing activities	2,876,306	2,258,998

Net increase (decrease) in cash	12,972	(300,659)

Cash and cash equivalents, beginning of year	-	300,659

Cash and cash equivalents, end of year	$12,972	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$76,842	$62,683
Cash paid for income taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Conversion of accounts payable to notes payable	$1,370,037	$-
Related party notes payable paid with Reverse Merger consideration	$1,812,570	$-
Accrued interest paid with Reverse Merger consideration	$104,595	$-
Common stock proceeds paid to shareholder as reimbursement for Reverse Merger expenses	$150,000	-
Conversion of related party notes payable to common stock	$-	$(3,000,000)
The accompanying notes are an integral part of these consolidated financial statements.

SeaBridge Freight, Corp.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

On January 15, 2009, TrinityCare Senior Living, Inc (“TCSL”) was formed as the continuing entity resulting from the merger with J-Kan, Inc, a publicly traded company.  TCSL remained as the surviving entity as the acquired, while J-Kan, Inc. was the accounting acquirer.  As a result of the merger, the former members of TrinityCare LLC (the “TrinityCare Equity-holders”) own a majority of the voting stock of J-Kan, Inc.

TCSL was the majority owner of a group of senior living facilities and the holding company for the consolidated group.  Originally the senior care facilities operated under the name of PremierCare Senior Living (1999).  The name was changed to TrinityCare Senior Living, LLC (Louisiana), then in 2005 changed to TrinityCare Senior Living, a Texas LLC (“TrinityCare LLC”).

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

On September 7, 2010 (the “Merger Date”), TCSL entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Seabridge Freight, Inc., a privately held Delaware corporation that was incorporated on November 7, 2007. Upon closing of the transaction, under the Merger Agreement, TCSL divested of TrinityCare LLC in exchange for the cancellation of 3,000 issued and outstanding shares of TrinityCare Series B Convertible Preferred Stock which were transferred to SeaBridge Freight, Inc.  Under the terms of the Merger Agreement, 135,000,000 rights to receive shares of TCSL common stock were issued for 100% of the equity interests of Seabridge Freight, Inc., which became a 100% subsidiary of TCSL. The transaction was a reverse acquisition by a non-operating shell and therefore accounted for as a capital transaction rather than a business combination. Seabridge Freight, Inc. was determined to be the accounting acquirer. The name of the parent of the combined company was subsequently changed from TrinityCare Senior Living, Inc. to SeaBridge Freight, Corp. (SFC) (“the Company”). The historical financial information is that of Seabridge Freight, Inc.

SeaBridge Freight, Inc. (a wholly owned subsidiary of Seabridge Freight, Corp.) is a Delaware Corporation that was incorporated on November 20, 2007. It is an American Flag marine transportation company currently offering marine highway services between Port Manatee, Florida and Brownsville, Texas. The Company’s headquarters are in Palmetto, Florida. The Company, which had its first voyage during December 2008, is a pioneer in creating the US marine highway industry, providing the most environmentally friendly, safe, cost efficient container-on-barge, blue water, intermodal freight service through geographical advantaged routes. Utilizing a direct water route is more than 562 statute miles shorter than the land route (810 statute miles vs. 1,372 statute miles), the Company presents a more environmentally friendly alternative that economically connects the Mexico/South Texas and Southeastern US markets. As a reliable alternative freight transportation option for shippers the Company’s services can be integrated with third party logistics providers, truckers and intermodal rail carriers to significantly lower freight costs. The Company has currently suspended revenue generating operations, effective October, 2010.  The Company has a December 31 year-end.

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

Allowance for Doubtful Accounts and Revenue Adjustments

The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable reflective of its historical collection experience. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligation to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for the bad debts against amounts due. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due and other customer specific factors including, type of service provided, geographic location and industry. The Company monitors its collection risk on an ongoing basis through the use of credit reporting agencies. Accounts are written off after all means of collection, including legal action, have been exhausted. The Company does not require collateral from its trade customers. At December 31, 2010 and December 31, 2009 and, the Company has recorded an allowance for doubtful accounts of $191,577 and $0, respectively.

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

The Company takes advantage of vessel dry-dockings to also perform normal repair and maintenance procedures on the vessels. These routine vessel maintenance and repair procedures are charged to expense as incurred. In addition, the Company will occasionally during a vessel dry-docking, replace vessel machinery or equipment and perform procedures that materially enhance capabilities of a vessel. In these circumstances, the expenditures are capitalized and depreciated over the estimated useful lives.

Insurance Reserves

The Company maintains insurance for casualty, property and health claims. Reserves are established based on the value of cargo damaged and the use of current trends and historical data for other claims. These estimates are based on historical information along with certain assumptions about future events.

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

The Company follows guidance on Accounting for Uncertainty in Income Taxes, FASB ASC 740, Income Taxes which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Management has concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash from operations since inception. At December 31, 2010 and December 31, 2009, the Company had a working capital deficits of $2,120,955 and $2,542,373, and stockholders' deficits of $3,457,924 and $2,497,671 respectively.  Since October of 2010, the Company has not conducted any revenue generating activities.  Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months.

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

NOTE 4 – ACCOUNTS RECEIVABLE SOLD WITH LIMITED RECOURSE

The Company has sold some of its accounts receivable to a financial institution (the “factor”) with limited recourse.  The factor retains a 25% portion of the proceeds from the receivable sales as reserves, which are released to the Company as the receivables are collected.  The facility bears interest and fees that equal rates ranging from 48.67% to 86.08% depending upon the days outstanding, and is secured by an unconditional guarantee of the Company and a first charge against the accounts receivable.  At December 31, 3010, and December 31, 2009, the balance due to the factor under the recourse contracts was $909,615 and $168,660, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31:

	2010	2009

Leasehold Improvements	$48,180	$48,180
Equipment	2,000	2,000
Subtotal	50,180	50,180
Accumulated depreciation	(22,380)	(10,746)

Property and equipment, net	$27,800	$39,434

Depreciation expense totaled $11,634, and $8,892 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6 – TROUBLED DEBT RESTRUCTURING

In June 2010, the Company restructured its debt to three different creditors, receiving beneficial terms.  A summary of the restructured debt at December 31, 2010 is as follows:

Note 1
Accounts payable balance at May 28, 2010 -	$347,984
Conversion to a note payable bearing 5% interest, due on May 31, 2013, with 50% principal reduction	(173,992)

Note 1, as restructured	173,992

Note 2
Accounts payable balance at May 28, 2010 -	$267,104
Payment required in June 2010	(23,590)
Conversion to a note payable bearing 5% interest, due on May 31, 2013, with 50% principal reduction	(121,757)

Note 2, as restructured	121,757

Note 3
Accounts payable balance at May 31, 2010 -	$1,074,288
Conversion to a note payable bearing 5% interest, due on June 10, 2015, with 50% principal reduction granted at the time each payment is made	-

Note 3, as restructured	1,074,288

Total notes payable at December 31, 2010, as restructured	$1,370,037

The restructured notes resulted in a gain on troubled debt restructuring of $295,749 for the year ended December 31, 2010.

Scheduled maturities for notes payable for the five years subsequent to December 31, 2010 are as follows:

2013                       $     295,749
2015                           1,074,288

      $1,370,037

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Party

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

During the period from the January 1, 2010 through the date of the Merger Agreement, the same lender loaned the Company $1,636,173, of which $88,173 were paid directly to third party vendors on behalf of the Company.  These notes payable called for interest at 5% and had no stated maturity.  All of the outstanding related party notes payable, $1,812,570, were paid to the lender, along with $104,595 of accrued interest with the issuance of shares in the Reverse Merger.

On September 29, 2010, a related party loaned the Company $300,000 at 5% with no stated maturity.  At December 31, 2010, the Company owed the related party $300,000 and had accrued interest payable of $3,832.

Advances

In December 2010, a related party advanced the Company $7,500.  The advance does not bear interest and does not have a stated due date.

NOTE 8 – SHARE CAPITAL

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

In accordance with the Merger Agreement, TCSL transferred 3,000 shares of Series B Preferred Stock.    In addition, 135,000,000 rights to receive shares of common stock were issued for 100% of the equity interests of the Company, and the common stock of the Company which was previously outstanding (64,176,471 common shares) was cancelled.

As part of the Merger Transaction, related party debt of $1,812,570 and accrued interest of $104,595 was converted to equity.

The Company issued 300,000 shares of common stock for services.  The shares were valued at fair value on the date of issuance and recorded as $51,000 of stock compensation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is not aware of any current litigation.

NOTE 10 – INCOME TAXES

Deferred income taxes result primarily from expected future tax benefits to be derived from net operating loss carryforwards. The Company has recorded a valuation allowance equal to the tax benefits of the net operating losses since it is uncertain that taxable income will be realized during future periods. The net operating loss carryforwards expire between 2025 and 2030. The Company’s deferred tax assets and valuation allowances as of December 31, 2010 and 2009 are as follows:

	December 31,
Deferred tax asset	2010	2009
Valuation allowance	$3,147,000	$1,949,000
	(3,147,000)	(1,949,000)

Net deferred tax asset	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

Effective March 28, 2011, the Company executed an Agreement of Plan and Reorganization in which it acquired 100% of the limited partner interests of University Hospital Systems, LLP (UGH). In connection with the acquisition, the Company disposed of its 100% owned subsidiary (the Company) and received and cancelled 135,000,000 outstanding shares of its common stock from existing shareholders, and issued 232,000,000 shares of common stock to persons holding equity interests in UGH in exchange for their equity interests. The Reverse Merger was a Reverse Merger transaction and the Company was the accounting acquiree.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our executive management of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our executive management have concluded that our disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria as required by Section 404 of the Sarbanes-Oxley Act, management, including testing using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the Company not having personnel with knowledge of generally accepted accounting principles. Our executive management does not possess accounting expertise and our Company does not have an audit committee. This weakness was due to our lack of working capital to hire additional staff during the period covered by this report.

The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identification of Directors and Executive Officers.

The following table sets forth information regarding our current directors and executive officers and their respective positions:

Name	Age	Position
Stephen Flott		Secretary and Treasurer

Michael Shea		Chairman and Chief Executive Officer

Stephen P. Flott one of the founders of SeaBridge, started his career in transportation in 1971 while at law school when he joined the Ontario Trucking Association in Toronto as special assistant to the Exectutive Vice President and General Manager.  Upon graduation from York University’s Osgoode Hall Law School in 1973, he joined the Toronto law firm of Weir & Foulds.  Mr. Flott was called to the Bar in Ontario with honors in 1975.  While at Weir & Foulds, he practiced business law with an emphasis on transportation, representing motor carriers in a variety of business and regulatory matters.  In 1978 he was appointed President of the Ontario Trucking Association, which was then one of the largest trucking associations in North America.  For the next five yrears, Mr. Flott ran OTA’s business and political activities domestically and internationally.  In 1983 he left OTA and started a management, strategic planning, and public policy consulting firm which he later merged into The Trade & Transportation Group Limited, which had offices in Ottawa, Toronto, and Washington, DC.  TTG conducted a wide range of projects for major motor carriers in Canada and the U.S., the Governments of Canada and several Canadian provinces and major associations.  In 1986 Mr. Flott resumed his legal career.  After fours with two U.S. Law firms, he opened his own practice, specializing in transportation, business, cross-border activities, and the U.S. taxation of international transportation.  Today Flott& Co. PC represents foreign shipowners and motor carriers doing business in the U.S.  In addition to his law degree, Mr. Flott holds an honors degree in History and Economics from St. Jeromes University (1967), a Masters Degree in History from the University of Waterloo in Ontario (1968), and a Masters Degree in law from the George Washington University in Washington, DC (1987).  He is a member of the bars of the District of Columbia, the State of Maryland, and the Commonwealth of Virginia.

Mike Shea has forty-five years’ experience in the marine transportation and intermodal industries.  Mr. Shea recently sold his company Sea-Bulk, Ltd, which transports liquid bulk high fructose corn syrup from Florida to Puerto Rico, thus allowing him to devote his full-time to support of the management team and the development of SeaBridge Freight.  From 1987 through 2002, Mr. Shea was President and CEO of Jacksonville based US/Puerto Rico ocean carrier Sea Barge, Inc and its successor, Sea Star Line, LLC.  From 1986 to 1987, Mr. Shea was President and CEO SeaXpress, Inc; a Miami based Florida/Bahamas ferry service.  He was President and CEO of Miami based Caribbean carrier Concorde Nopal Line, Inc and ship owner/operator Intercon Overseas, Inc. from 1982 to 1985.  From 1970 through 1981, Shea served in a number of management positions with Lykes Bros. Steamship Co, Inc in Hong Kong, Dallas, Antwerp and San Francisco.  He sailed as a deck officer from 1965 to 1970 on Lykes’ ships worldwide. Mr. Shea is a 1965 graduate of the U.S. Merchant Marine Academy, Kings Point, NY and attended business graduate school at the University of Texas at Dallas.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. We have no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

ITEM 11.	EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)
Stephen Flott, Secretary and Treasurer	2010	$-	$-	-	-	$-	$-
	2009	$-	$-	-	-	$-	$-

Michael Shea, Chairman and CEO	2010	$-	$-	-	-	$-	$-
	2009	$-	$-	-	-	$-	$-

ITEM 12.	EXECUTIVE COMPENSATION
(a)	Security ownership of certain beneficial owners.

The following table sets forth, as of December 31, 2010, the number of and rights to receive shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding shares of our common stock.

Amount and Nature of Beneficial Ownership (1)   Percentage of Ownership (2)
Hank Hoffman, President	9,520,938	6%
SBF Holdings, LLC	71,285,750	47%
Trustee for Management Shares	30,000,000	20%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 16,498,884 shares of Common Stock outstanding as of December 31, 2010, rights to receive 135,000,000 shares of Common Stock and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

    (2) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

 (b) Changes in Control.

SeaBridge Freight, Corp., a Nevada corporation (“SeaBridge”), has entered into an Agreement and Plan of Reorganization as of March 10, 2011, by and among SeaBridge Freight Corp., a Nevada corporation (“SeaBridge”), SeaBridge Freight, Inc., a Delaware corporation and a wholly owned subsidiary of SeaBridge(“SeaBridge Sub”), UGH Delaware Acquisition LLP, a Delaware limited liability partnership and a wholly owned subsidiary of SeaBridge (“Delaware LLP Merger Sub”), UGH Texas Acquisition LP, a Texas limited partnership and a wholly owned subsidiary of SeaBridge (“Texas LP Merger Sub”), University General Hospital, LP, a Texas limited partnership (the “Texas LP”), University Hospital Systems, LLP, a Delaware limited liability partnership and the general partner of the Texas LP (the “Delaware LLP”), (the Texas LP and Delaware LLP are collectively referred to as the “UGH Partnerships”), and the limited partners of the UGH Partnerships are collectively referred to as the (“UGH Partners”).  SeaBridge, SeaBridge Sub, Delaware LLP Merger Sub, Texas LP Merger Sub and UGH Partnerships are referred to collectively herein as the “Parties.”  The reorganization was completed on March 28, 2011.  As a result, the UGH Partners owns a majority of the voting stock of SeaBridge which will change its name to University General Health System, Inc.  The Reorganization has been approved by the shareholders of Seabridge.

In connection with the reorganization, 135,000,000 of our right to receive common stock will be returned by the holders for cancellation, 232,000,000 shares of our common stock will be issued to the UGH Partners. Therefore, upon completion of the reorganization, there will be approximately 250,000,000 outstanding common shares and 10,000,000 will be reserved for issuance for a total of 260,000,000 shares.  Approximately 232,000,000 common shares (92.8%) will be held by the UGH Partners and approximately 18,000,000 common shares (7.2%) will be held by the present SeaBridge shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Except as otherwise disclosed herein, there have been no related party transactions, or any other transactions or relationships, including matters related to director independence, required to be disclosed pursuant to Items 404 or 407(a) of Regulation S-B.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees billed to us for years ended December 31, 2010 and 2009 by Moss Krusick, the Company’s independent registered public accounting firms for these two years:

	2010	2009
Audit Fees (1)	$0	$0
Audit Related Fees (2)	0	0
Tax Fees (3)	0	0

Total Fees paid to auditor	$0	$0

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Kruscik in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules
Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 32.1
Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Chief Executive Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002* • Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:

By:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (principal
executive officer), and Director

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mike Shea, certify that:

1.           I have reviewed this annual report on Form 10-K of Seabridge Freight, Corp.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  (a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c)           Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)           Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5.           The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

  (a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 6, 2011	/s/ Mike Shea
Name: Mike Shea
Title: CEO and Chairman

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Flott, certify that:

1.           I have reviewed this annual report on Form 10-K of Seabridge Freight, Corp.;

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.           I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

  (a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c)           Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)           Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5           The small business issuer’s other certifying officer(s) and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

  (a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 6, 2011	/s/ Stephen Flott
Name: Stephen Flott
Title: Secretary and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mike Shea, Chief Executive officer and Chairman of Seabridge Freight, Corp., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
the annual report on Form 10-K of Seabridge Freight, Corp. for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Seabridge Freight, Corp..

Dated: May 6, 2011
/s/ Mike Shea
Name: Mike Shea
Title: CEO and Chairman

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Seabridge Freight, Corp. and will be retained by Seabridge Freight, Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen Flott, Secretary and Treasurer of Seabridge Freight, Corp., hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
the annual report on Form 10-K of Seabridge Freight, Corp. for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Seabridge Freight, Corp..

Dated: May 6, 2011
/s/ Stephen Flott
Name: Stephen Flott
Title: Secretary and Treasurer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Seabridge Freight, Corp. and will be retained by Seabridge Freight, Corp. and furnished to the Securities and Exchange Commission or its staff upon request.