Form 10-Q
period 2011-03-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-05-24
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number:  333-140567

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

(Formerly known as SeaBridge Freight, Corp.)
(Exact name of registrant as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7501 Fannin Street, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)
(713) 375-7100
(Registrant’s telephone number, including area code)
SeaBridge Freight, Corp. (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company x
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No x

As of May 20, 2011, there were 253,000,000 shares of the issuer’s common stock outstanding.

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  The Company has been unable to obtain a review of its financial statements included in this report before the filing date because the audit of historical financial statements in connection with the March 28, 2011 merger transaction has not yet been completed.  The company expects these audits to be completed by the June 13, 2011 which is the 8K filing date.  Consequently, the accompanying consolidated financial statements as of March 31, 2011 and for the quarter ended March 31, 2010 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”). The financial statements included herein will be reviewed in accordance with SAS 100 following the completion of the audit (expected on or before June 13, 2011) and the Company will file any necessary amendments to this Form 10-Q.

Furthermore, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that this Quarterly Report on information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications.  Before our officers can make such certifications, our independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules. Once our auditor completes its review under SAS 100, we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
Current assets
Cash and cash equivalents	$86,645	$2,246,774
Accounts receivables, net of allowance for doubtful accounts of $6,569,714 and $ 6,272,944, respectively	11,300,768	10,718,443
Inventories	1,857,421	1,708,974
Prepaid expenses and other assets	139,857	52,790
Total current assets	13,384,691	14,726,981

Property and equipment, net	51,712,566	53,296,070
Related parties receivables	1,726,272	1,701,897
Other assets	86,500	86,500

Total assets	$66,910,029	$69,811,448

Liabilities and Shareholders’ Equity
Current liabilities
Lines of credit	$8,450,000	$8,450,000
Accounts payable	12,336,334	13,972,196
Related parties payable	549,929	3,226,630
Accrued expenses	11,440,205	14,385,115
Long-term debt, current portion	16,016,165	17,276,041
Capital lease obligation, current portion	7,580,441	11,204,153
Total current liabilities	56,373,074	68,514,135

Long-term debt, less current portion	749,791	2,412,366
Capital lease obligation, less current portion	31,112,801	31,279,277
Total liabilities	88,235,666	102,205,778

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	3
Common stock, $0.001 par value, 480,000,000 shares authorized; 253,000,000 and 120,340,214 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	253,000	120,340
Additional paid in capital — stock compensation	26,718,247	13,150,907
Shareholders’ receivables	(2,130,000)	-
Accumulated deficit	(46,166,887)	(45,665,580
Total shareholders’ equity	(21,325,637)	(32,394,330

Total liabilities and shareholders’ equity	$66,910,029	$69,811,448

See accompanying Notes to the Unaudited Consolidated Financial Statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
Revenues
Net patient service revenues (gross patient revenues of $60,541,583 and $49,492,345, less contractual adjustments of $44,807,547 and $38,912,616 respectively)	$15,734,036	$10,579,729
Other revenues	6,072	26,193
Total revenues	15,740,108	10,605,922

Expenses
Salaries, benefits, and other employee costs	6,144,544	4,351,292
Medical supplies	3,107,249	2,765,561
Other operating expenses	1,196,373	592,097
General and administrative expenses	3,356,998	2,783,124
Provision for doubtful accounts	290,803	1,103,232
Depreciation and amortization	1,760,248	1,738,757
Total operating expenses	15,856,215	13,334,063

Operating loss	(116,107)	(2,728,141)

Interest expense	(1,111,921)	(1,380,326)
Other income, net	726,721	987,159

Loss before income tax	(501,307)	(3,121,308)
Income tax expense (benefit)	-	-

Net loss	$(501,307)	$(3,121,308)

Net loss per common share — basic and diluted
Net loss per common share	$-	$(0.03)

Weighted average shares outstanding	174,728,566	91,131,160

See accompanying Notes to the Unaudited Consolidated Financial Statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)
 (Unaudited)
					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Shareholders	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Equity
Balance, December 31, 2010	3,000	3	151,498,884	151,499	5,416,663	-	(9,026,089)	(3,457,924)

Effect of Reverse Merge			(31,158,670)	(31,159)	7,734,244		(36,639,491)	(28,936,406)
Redemption of common stock
on January 2011	-	-	(173,632)	(174)	(49,826)	-	-	(50,000)
Issuance of common stock
on February 2011	-	-	56,388,831	56,389	7,193,611	(130,000)	-	7,120,000
Issuance of common stock
on February 2011	-	-	22,040,000	22,040	1,977,960	(2,000,000)	-	-
Exchange of debt for common stock
on February 2011	-	-	40,600,587	40,601	3,459,399	-	-	3,500,000
Issuance of common stock to affiliate for
termination of service agreement	-	-	11,600,000	11,600	988,400	-	-	1,000,000
Exchange of profit interest for common stock
on February 2011	-	-	2,204,000	2,204	(2,204)	-	-	-
Net loss - March 31, 2011	-	-	-	-	-	-	(501,307)	(501,307)
March 31, 2011	3,000	$3	253,000,000	$253,000	$26,718,247	$(2,130,000)	$(46,166,887)	$(21,325,637)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Cash Flows
 (Unaudited)
	Three Months Ended
	March 31,
	2011		2010
Operating activities
Net income (loss)		$(501,307)		$(3,121,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts		290,803		1,103,232
Depreciation and amortization		1,760,248		1,738,757
Gain on issuance of common stock to affiliate for termination of service agreement		(781,952)		-
Net changes in other operating assets and liabilities:
Accounts receivable		(873,128)		1,887,065
Related parties receivable/payable		(727,147)		(289,416)
Inventories		(148,447)		42,656
Prepaid expenses and other		(87,067)		(37,127)
Accounts payable and accrued expenses		(3,961,509)		334,657

Net cash provided by (used in) operating activities		(5,029,507)		1,658,516

Investing activities
Purchase of property and equipment		(176,744)		(18,573)

Net cash provided by (used in) investing activities		(176,744)		(18,573)

Financing activities
Redemption of common stock		(50,000)		-
Issuance of common stock		7,120,000		-
Repayment of capital lease obligation		(3,790,188)		(365,398)
Repayment of debt		(233,690)		(394,850)

Net cash provided by (used in) financing activities		3,046,122		(760,248)

Net increase (decrease) in cash and cash equivalents		(2,160,129)		879,695
Cash and cash equivalents at beginning of period		2,246,774		85,825

Cash and cash equivalents at end of period		$86,645		$965,520

Supplemental disclosure of cash flow information
Interest paid	$		$
Interest taxes paid
Supplemental noncash financing activities
Reduction of accrued expense and property and equipment		$-		$375,000
Exchange of debt for common stock on February 2011		$3,500,000		$-
Issuance of common stock on February 2011		$2,130,000		$-
Issuance of common stock to affiliate for termination of service agreement		$1,000,000		$-

See accompanying Notes to the Unaudited Consolidated Financial Statements.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (the “UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (“the UGH GP”), a Delaware limited liability partnership (collectively “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of SeaBridge by the UGH Partnerships under the purchase method of accounting, and was treated as a recapitalization with UGH Partnerships as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011, and represent the operations of UGH Partnerships.

In connection with and immediately following the Merger, SeaBridge changed its name to University General Health System, Inc. (“UGHS”, “we”, or the “Company”) and divested of its wholly-owned subsidiary, SeaBridge Freight, Inc. a Delaware corporation. The divested subsidiary is in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, FL and Port Brownsville, Texas. In consideration of the divestiture, the Company received and cancelled 135,000,000 outstanding shares of common stock of the Company from existing shareholders.

After the Merger, the Company is a diversified, integrated, multi-specialty health care provider that delivers concierge physician and patient oriented services providing timely and innovative health solutions that are competitive, efficient and adaptive in today’s health care delivery environment. At March 31, 2011, the Company owned and operated University General Hospital (“UGH”), a 72-bed acute care hospital in Houston, Texas. UGH commenced business operations as a general acute care hospital on September 27, 2006. The Company is headquartered in Houston, Texas.

On March 31, 2011, we formed the following wholly-owned subsidiaries for the primarily purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States: UGHS Ancillary Services, Inc (“UGHS Services”), UGHS Hospitals, Inc. (“UGHS Hospital”), UGHS Management Services, Inc. (“UGHS Management”), and UGHS Real Estate, Inc. (“UGHS Real Estate”).  As of March 31, 2011, UGHS conducted operations through one operating segment.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared without audit or review and in conformity with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

Principles of Consolidation

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations expected for the year ended December 31, 2010 or for any other period.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, University General Hospital, LP (“UGH LP”), University Hospital Systems, LLP (“UGH GP”), UGHS Services, UGHS Hospital, UGHS Management, and UGHS Real Estate.  The consolidated balance sheet as of December 31, 2010 and the consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the three months ended March 31, 2010 include the accounts of UGHS, UGH GP and UGH LP. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Used of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2010, the amounts held in the banks exceeded the insured limit of $250,000.  The Company has not incurred losses related to these deposits and believes no significant concentration of credit risk exists with respect to these cash investments.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Accounts receivables are stated at estimated net realizable value. Significant concentrations of accounts receivables at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010

Commercial and managed care providers	52%	56%
Government-related programs	33%	31%
Self-pay patients	15%	13%

Total	100%	100%

Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there are significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. UGH LP maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.  Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $6,569,715 and $6,272,944 as of March 31, 2011 and December 31, 2010, respectively.

Related Parties Receivables

Related parties receivables include employee receivables and expenses paid on behalf of affiliates, which management believes have minimal credit risk.

Inventories

Inventories, consisting primarily of pharmaceuticals and supplies inventories, are stated at cost, which approximates market, and are expensed as used.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

Property and Equipment

Property and equipment are initially stated at cost and fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms, and the related obligations are recorded as debt. Amortization of assets under capital leases and of leasehold improvements is included in depreciation expense. UGH LPrecords operating lease expense on a straight- line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. UGH LP amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.  The estimated useful life of each asset is as follows:

Estimated Life in Years

Buildings	40
Machinery and Equipment	3 to 15
Leasehold improvement	5 to 30
Computer equipment and software	5

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows using market participant assumptions with respect to the use and ultimate disposition of the asset.  No such impairment was identified at March 31, 2011 or December 31, 2010.

Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each applicable footnote. The estimated fair values may not be representative of actual values that will be realized or settled in the future. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders.

Revenue Recognition

Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts.  Net patient service revenues for the three months ended March 31, 2011 and 2010 were $15,734,036 and $10,579,729, respectively, and is based on gross patient service revenues of $60,541,583 and $49,492,345, net of contractual adjustments of $44,807,547 and $38,912,616 for the three months ended March 31, 2011 and 2010.

UGH LP has agreements with third-party payors that provide for payments to UGH LP at amounts different from its established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Allowances and discounts are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These allowance and discounts are related to the Medicare and Medicaid programs, as well as managed care contracts.

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 34% and 38% of total net patient service revenue for the three months ended March 31, 2011 and 2010, respectively. Net patient service revenue from managed care contracts accounted for approximately 59% and 56% of net patient service revenue for the three months ended March 31, 2011 and 2010, respectively.

Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of March 31, 2011 and December 31, 2010. The Company has a risk of incurring losses if such allowances are not adequate.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

Earnings (Losses) Per Share Information

Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for all periods presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Segment Information

As of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, the Company had one reportable segment, which is UGH LP. The aggregation of operating segments into one reportable segment requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of our operating segments were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a loss contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. The Company expenses legal costs associated with contingencies as incurred.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the effective dates. Management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 4 — MERGER

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP ( “UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (“UGH GP”), a Delaware limited liability partnership (collectively “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of SeaBridge common stock, a majority of the common stock, to the former partners of the UGH Partnerships.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of SeaBridge by the UGH Partnerships under the purchase method of accounting, and was treated as a recapitalization with UGH Partnerships as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011, and represent the operations of UGH Partnerships, with one adjustment, which is to retroactively adjust the UGH Partnerships legal capital to reflect the legal capital of SeaBridge.

In connection with and immediately following the Merger, SeaBridge changed its name to University General Health System, Inc. (“UGHS”, “we”, or the “Company”) and divested of its wholly-owned subsidiary, SeaBridge Freight, Inc. a Delaware corporation. The divested subsidiary is in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, FL and Port Brownsville, Texas. In consideration of the divestiture, the Company received and cancelled 135,000,000 outstanding shares of common stock of the Company from existing shareholders

After completion of the Merger, approximately 232,000,000 common shares (91.7%) were held by the former UGH Partners and approximately 21,000,000 common shares (8.3%) were held by the former SeaBridge shareholders. The 232,000,000 shares issued to the former UGH Partners are subject to “lock-up leak out” resale restrictions that limit the number of such shares that can be resold to 1/24 of the shares per month (on a non-cumulative basis) held by the former UGH Partners over the 24 month period beginning six months following the closing date of the Merger.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment at March 31, 2011 and December 31, 2010 consists of the following:

	March 31,	December 31,
	2011	2010
Buildings	$27,406,478	$27,406,478
Machinery and equipment	29,522,004	29,368,542
Leasehold improvement	21,348,505	21,348,505
Computer equipment and software	3,587,207	3,563,925
	81,864,194	81,687,450
Less accumulated depreciation and amortization	(30,151,628)	(28,391,380)
	$51,712,566	$53,296,070

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 6 — NOTES PAYABLE

The Company’s long-term borrowings consist of the following:

	March 31,	December 31,
	2011	2010
Note payable due October 31, 2011, renewable annually,
monthly payments of $100,000 with interest at 6%	$6,750,000	$7,200,000
Line of credit due April 30, 2011, renewable, with interest at 6%	7,000,000	7,000,000
Notes payable due in various dates in early 2012, with interest
at prime rate	306,006	385,962
Notes payable due April 4, 2011, renewable, with interest at 7%	2,448,513	2,561,623
Subordinated promissory notes due in various dates in 2028,
with interest at 15%	700,000	800,000
Line of credit due on demand, with no interest	698,138	482,461
Loan payable due on demand, with no interest	1,200,523	1,200,523
Note payable due on demand, with interest at prime rate	1,616,000	3,355,508
Note payable due on demand, with interest at prime rate
plus 0.5%	1,450,000	1,450,000
Note payable due on December 2011, with interest at libor
plus 2.25%	818,500	818,500
Note payable due on demand, with interest equal to the lesser of (a) the maximum rate allowed or (b) the greater of
(i) 10% or (ii) prime rate plus 2%	1,923,000	1,923,000
Other various notes	305,276	960,830
Total debt	25,215,956	28,138,407
Less: current portion	(24,466,165)	(25,726,041)
Total long-term debt	$749,791	$2,412,366

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 6 — NOTES PAYABLE (continued)

As of March 31, 2011, certain of UGH LP’s long-term debts which are secured by the UGH LP’s total assets.  Certain of the Loan Agreements contain financial covenants.  As of March 31, 2011 and December 31, 2010 UGH LP was not in compliance with financial covenants contained within certain Long Term Debt agreements. All related outstanding balances are classified on the UGH LP’s consolidated balance sheets as Long Term Debt, current portion.

Total principal payment obligation for the next five years and thereafter are as follows:

March 31,
2011
Fiscal 2011	$24,466,165
Fiscal 2012	49,791
Fiscal 2013	-
Fiscal 2014	-
Fiscal 2015	-
Thereafter	700,000
Total	$25,215,956

NOTE 7 — CAPITAL LEASES OBLIGATION

The Company has 16 capital lease obligations with 7 financing companies, collateralized by underlying assets having an aggregate net book value of $28,863,000 at March 31, 2011. These obligations have stated interest rates ranging between 3.18% and 17.22%, are payable in 13 to 360 monthly installments, and mature between August 1, 2011 and July 30, 2036.  As of December 31, 2010, the UGH LP had 20 capital lease obligations with 10 finance companies with an aggregate net book value of $31,725,000.  As of March 31, 2011 and December 31, 2010, the Company had capital lease obligations of $38,693,242 and $42,483,430, respectively.  Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at March 31, 2011, are summarized as follows:

March 31,
2011
Fiscal 2011	$7,580,441
Fiscal 2012	331,052
Fiscal 2013	301,549
Fiscal 2014	280,211
Fiscal 2015	299,626
Thereafter	29,900,363
Total capital lease payments	$38,693,242
Less: current portion	(7,580,441)
$31,112,801

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation and, to the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company, except for the following:

Prexus

On December 4, 2009 Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and APS  in the 270th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services and (ii) $608,005.07 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services.  UGH LP and APS terminated these contracts effective September 9, 2009. Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortious interference of Prexus contracts. In October 2010 UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.

After a two week trial that began April 11, 2011, a Texas jury made certain findings against UGH LP (including as a guarantor of APS’s obligations to Prexus)  including breaches of both the PSA and CSA and awarded Prexus approximately $2.9 million in damages against UGH LP, which included approximately $2.1 million in lost profits. The trial court has not yet entered judgment in this case. Nevertheless, we believe the verdict is not supported by the evidence presented at trial and have moved to set aside the verdict in rendering its judgment. In addition, UGH LP intends to appeal any trial court judgment that upholds this jury verdict.

Siemens

On June 29, 2010, Siemens Medical Solutions USA, Inc. (“Siemens”) sued UGH LP in the 215th District Court of Harris County, Texas, Cause No. 2010-40305, seeking approximately $7,000,000 for alleged breaches of (i) a Master Equipment Lease Agreement dated August 1, 2006 and related agreements (the “Lease Agreements”), pursuant to which  UGH LP leased certain radiology equipment and (ii) an Information Technology Agreement dated March 31, 2006 and related agreements (the “IT Agreements”) pursuant to which Siemens agreed to provide an information technology system, software and related services.

On November 22, 2010  UGH LP filed counterclaims against Siemens seeking approximately $5,850,000 against Siemens for breach of contract, negligent representation and breach of warranty based on Siemens breach of the Lease Agreements and the IT Agreements.

On February 28, 2011, the court signed an order granting partial summary judgment in favor of Siemens and against UGH LP as to its liability for breach of the Lease Agreements, but not as to damages sought by Siemens. The case is currently in discovery and is set for a two week trial beginning on August 8, 2011.

At March 31, 2011 and December 31, 2010, UGH LP accrued $3,700,000 for the IT portion of this claim.  Additionally, UGH  LP has recorded capital leases for the equipment associated with claim of  $2,519,000 as of March 31, 2011 and December 31, 2010.

NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)

Internal Revenue Service Audit

UGH LP currently owes the Internal Revenue Service approximately $1,302,000 in past due payroll taxes for the fourth quarter of 2009 and $710,000 for the second quarter of 2010.  Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis and believe resolution will be reached without litigation proceedings.  At March 31, 2011 and December 31, 2010, UGH LPaccrued $3,290,000 and $5,336,000, respectively.

Employee Benefit Plans

UGH LPoffers a 401(k) retirement and savings plan that covers substantially all of its employees, through which  UGH LP provides discretionary matches to employees.  For the three months ended March 31, 2011 and 2010, UGH LP did not make any contribution.

Management Service Agreements

Kingwood Neighborhood Emergency Center

On February 25, 2011, UGH LP entered into agreements to establish the emergency room operations of Kingwood Neighborhood Emergency Center (“Emergency Center”) as a hospital outpatient department (“HOPD”) of UGH, and the Emergency Center was opened on April 25, 2011. UGH conducts these operations pursuant to real estate and equipment subleases with Emergency Center.

Emergency Center and UGH LP also entered into a management services agreement whereby the Emergency Center provides ongoing administrative and management services to UGH LP for this department.  All agreements have an initial terms of two years beginning February 25, 2011, plus an automatic renewal options for an additional one year periods.  In consideration for such services, UGH LP pays an agreed percentage of all revenue received for each Emergency Center patient less the lease expenses and other expenses for these operations as defined in the agreement.

UGH LP also retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 following any termination of that agreement.  For the three months ended March 31, 2011, UGH LP did not incur any operating and rent expense.

NOTE 9 — EQUITY

Common Stock Offerings

On February 15, 2011, prior to the closing of the Merger, the Company entered into a Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in the aggregate 56,388,831shares of common stock at a purchase price of approximately $0.13 per share.The aggregate purchase price paid by the Purchasers for the common stock was $7,120,000. The Company used the proceeds to pay tax payments, certain outstanding loan balances, and certain capital lease settlements, and for working capital purposes. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.

On February 28, 2011, prior to the Merger, the Company entered into Executive Unit Agreements with certain key executives (the “Executives”), pursuant to which the Company sold to the Executives in the aggregate 22,040,000 shares of common stock (“Executive Securities”) at a purchase price of approximately $0.09 per share, and Executives entered into promissory notes with the Company for the same amount. The aggregate purchase price paid by the Executives for the common stock was $2,000,000 subject to the Executive Unit Agreements. The shares purchased by each of the Executives are subject to repurchase by the Company if, prior to February 28, 2013, the Executive’s employment with the Company is terminated for “cause” (as defined in the Executive Unit Agreement) or the Executive resigns from his or her employment without “good reason” (as defined in the Executive Unit Agreement).

Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.  The Company used the proceeds for working capital purposes.  The promissory notes are due on March 1, 2021.  The promissory notes bear interest rate at 4%, and the accrued interest shall be paid in full on the date on which the final principal payments on these notes are made.  The executives shall prepay a portion of the promissory notes equal to the amount of all cash proceeds the Executives receive in connection with his ownership, disposition, transfer or sales of the Executive Securities.  At March 31, 2011, the outstanding notes receivable balance was $2,000,000.

NOTE 9 — EQUITY (continued)

Debt Exchange Agreements

On February 28, 2011 prior to the Merger, the Company entered into Debt Exchange Agreements with certain key creditors (the “Creditors”), pursuant to which the Creditors cancelled and released the Company from its obligations totally $3,500,000 and received 40,600,587 shares of common stock at a purchase price of approximately $0.09 per share. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger

Issuance of common stock to affiliate for termination of service agreement

Certain shareholders of the Company organized Ascension Physician Solutions, LLC ("APS") as a hospital management company. In September 2006, UGH LPand APS have entered into a Management Services Agreement (the "Management Agreement"), pursuant to which APS provided management services to UGH LP. In consideration for such services, UGH LP was obligated to pay APS a management fee of 5.0% of the net revenues of the Hospital. "Net revenues" are defined in the Management Agreement as the Hospital's gross revenues, less adjustments for special contractual rates, charity work and an allowance for uncollectible accounts, all determined in accordance with generally accepted accounting principles.

On February 28, 2011, prior to the Merger, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS at a purchase price of approximately $0.09 per share. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.  Additionally, the Company assumed APS’ loan obligations of approximately $740,000, and APS cancelled the receivable due from the Company approximately of $2,522,000.  For the three months ended March 31, 2011, the Company recorded gains from cancellation of liability of approximately of $782,000.

Exchange of Profit Interest for common stock

Effective August 10, 2009, the Company entered into an agreement with a debtor to terminate and replace an existing note payable with 2.5% equity interest of the Company, 1% of the Company’s Profit Interest, and a term note payable of $20,000 monthly payment for 99 months. At March 28, 2011, the 1% Profit Interests was exchanged for 2,204,000 shares of common stock of the Company along with the Merger. , Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.  See note 4.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 10 — RELATED PARTY TRANSACTIONS

Lease Agreement

Cambridge Properties (“Cambridge”) owns the land and building on which University General Hospitalis located, and Cambridge is owned by one of the shareholders of the Company.  UGH LP has leased the hospital space from Cambridge Properties pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant's option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that UGH LP pays its pro rata share of the operating expenses. The obligations of UGH LP under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company.  UGH LP has previously been in litigation with Cambridge Properties concerning monetary default of certain rent obligations under the Lease Agreement. UGH LP has cured such defaults and makes periodic payment of rent as permitted by current cash flow requirements. Should UGH LP’s relationship with Cambridge Properties deteriorate further, UGH LP will be required to devote additional resources to protect its rights under the Lease Agreement. There can be no assurance that UGH LP’s efforts in any litigation with Cambridge Properties will be successful. Adverse outcomes in any such proceedings will result in substantial harm to UGH LP and its business operations.  The Company has recorded approximately $896,000 and $894,000 rent expenses to Cambridge for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011 and December 31, 2010, UGH LP accrued approximately $122,000 and $16,000 rent expenses, respectively.

Management Services Agreements

Certain shareholders of the Company have organized Ascension Physician Solutions, LLC  (“APS”), a Texas limited liability company, as a service company. UGH LP and APS have entered into a management services agreement, pursuant to which APS provides management services to UGH LP for an initial term of five (5) years. Compensation under this agreement is based 5% of net revenue recorded in the financial statements. This agreement was termed on February 28, 2011.  See note 9.

The Company incurred the management services fee of $461,000 and $474,000 for the three months ended March 31, 2011, and 2010, respectively.  As of March 31, 2011 and December 31, 2010, the Company accrued $0 and $2,455,000 management services fees, respectively.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
 Notes to the Condensed Consolidated Financial Statements (unaudited)

NOTE 10 — RELATED PARTY TRANSACTIONS (continued)

Food services, Plant Operations & Management, Environmental, and Other Services Agreement

Certain shareholders of the Company have organized SYBARIS Group, LLC (“SYBARIS”), a Texas limited liability company, as a service company. UGH LP and SYBARIS have entered into a management services agreement, pursuant to which SYBARIS provides food services, plant operations & management, environmental, and other services to UGH LP for an initial term of five (5) years. Compensation under this agreement is based on (i) expense reimbursement for direct costs incurred by SYBARIS, (ii) a general expense allowance of six percent (6%) of the direct costs incurred by SYBARIS and (iii) a service fee of four percent (4%) of the direct costs incurred by SYBARIS. Amounts payable to SYBARIS under this agreement are adjusted annually based on cost of living and other customary adjustments.

The Company believes the terms of the transaction between SYBARIS and UGH LP are fair, reasonable and reflects fair market value.  UGH LP recorded $1,021,000 and $678,000 services fee to SYBARIS for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, UGH LP accrued $274,000 and $364,000 services fees, respectively, and the accrued expenses were included in accrued expenses.

Certain shareholders of the Company have organized Autimis LLC (“Autimis”), a Texas limited liability company, as a billing, collection and coding company.  UGH LP and Autimis have entered into a consulting services agreement, pursuant to which Autimis provides billing services to UGH LP.  For the three months ended March 31, 2011 and 2010, UGH LP incurred total service expenses of approximately $338,000 and $177,000.  As of March 31, 2011 and December 31, 2010, UGH LP accrued approximately $100,000 and $28,000 services fees, respectively. The Company believes these payments to Autimis are fair and reasonable.

Certain shareholders of the Company have organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company.  Sigma provided consulting services to UGH LP, and for the three months ended March 31, 2011, and 2010, UGH LP incurred total service expenses of $89,000 and $54,000, respectively.The Company believes that these payments to Sigma are fair and reasonable.

NOTE 13 — SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On May 1, 2011, UGHS Services acquired 15% minority interest of ASP of Dickinson, LLP (“ASP”) doing business as Mainland Surgery Center (“Mainland ASC”) for $115,000.  Mainland ASC is a free-standing ambulatory surgery center located in Dickson, Texas, which is approximately 20 miles south of the hospital.  UGHS also entered into a Purchase Option Agreement with the owners of Mainland ASC entitling UGHS to acquire all or part of the remaining 85% ownership of Mainland ASC for an adjusted agreed value through April 22, 2014.

On May 1, 2011, UGHS Management entered into a service agreement with ASP to provide management services.  The Management Agreement has an initial term of 5 years beginning May 1, 2010, plus automatic renewal option to renew the term for an additional 5 year periods.  In consideration for such services, ASP will pay UGHS Management 4% of net monthly cash collections.

On May 1, 2011, Autimis entered into a service agreement with ASP to provide medical billing and related services. The professional service agreement has perpetual service term unless either Autimis or ASP give to the other party at least 120 days written notice of cancellation or 60 days written notice of cancellation upon the change in price of given services provided by Autimis.  In consideration for such services, ASP will pay Autimis 3% of cash collected for any healthcare related services. The Company believes the terms of the transaction between Autimis and ASP are fair, reasonable and reflects fair market value.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this quarterly report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “approximately”, “believes”, “continue”, “forecast”, “ongoing”, “pending”, “potential”, “seeks”, “views”, or “intends”, or stating that certain actions, events or results “may”, “must”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to environmental laws and regulations and environmental risks;

•	risks related to changes in and the competitive nature of the healthcare industry;

•	risks related to stock price and volume volatility;

•	risks related to our ability to access capital markets;

•	risks related to our ability to successfully implement our business and acquisition strategies;

•	risks related to our issuance of additional shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors” in Item 1A of this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.

Nature of Business

University General Health System, Inc. (“we,” “UGHS” or the “Company”), is a diversified, integrated, multi-specialty health care provider that delivers concierge physician and patient oriented services, providing timely and innovative health solutions that are competitive, efficient and adaptive in today’s health care delivery environment.

Our current business was founded in 2005 to establish University General Hospital in Houston, Texas (“UGH”), a 72-bed physician-owned general acute care hospital. We formed University General Hospital, LP (“UGH LP”) as a Texas limited partnership to own and operate UGH and formed University Hospital Systems, LLP as a Delaware limited liability partnership (“UGH GP”) to act as the general partner of UGH LP.  UGH commenced business operations as a general acute care hospital on September 27, 2006.

On March 31, 2011, we formed UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., and UGHS Real Estate, Inc. As of March 31, 2011, UGHS conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., and UGHS Real Estate, Inc .

Our common stock trades under the symbol “UGHS.PK”.

Merger Transaction

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, UGH GP and UGH LP (collectively “UGH Partnerships”) were acquired by SeaBridge Freight Corp. (“SeaBridge”), a publicly reporting Nevada corporation, in a “reverse” merger (“Merger”) in exchange for the issuance of 232,000,000 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships. Approximately 90 physicians are former owners of UGH and are now our shareholders. At the same time, SeaBridge changed its name to University General Health System, Inc.

Pursuant to the terms of the Merger, the 232,000,000 shares of common stock issued to the former partners of the UGH Partnerships are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.

In connection with and immediately following the Merger, we divested of our wholly-owned subsidiary, SeaBridge Freight, Inc. a Delaware corporation. The divested subsidiary was in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, FL and Port Brownsville, Texas. In consideration of the divestiture, we received and cancelled 135,000,000 outstanding shares of our common stock of the Company from existing shareholders. We are no longer in the freight transport business.

UGHS is deemed to be the accounting acquirer in the reverse merger. Accordingly, the consolidated financial statements included herein are those of University General Health System, Inc. and its subsidiaries.

Plan of Operation

Our business model anticipates the acquisition of acute care “host” hospitals and the development and operation of regional health networks within a defined radius of each host hospital that can provide services under separate departments under the hospitals’ acute care licenses. Such regional health networks and ancillary services will reflect a vertically integrated, diversified system, which will include provider-based “Hospital Outpatient Departments” (HOPDs) of the host hospitals and may consist of Free-Standing Ambulatory Surgical Centers, Free-Standing Emergency Rooms, Free-Standing Procedure Facilities, Diagnostic Imaging Treatment Facilities, HBOT/Wound Care Centers, and/or other ancillary service providers.  We also contemplate acquisitions of complementary businesses such as revenue cycle management that expand our service offerings within the healthcare industry.

Following the Merger we consummated acquisitions of complementary businesses, further discussed below, and as of May 23, 2011 we currently own or operate the following centers:

•	University General Hospital, which is a 72-bed general acute care hospital near Texas Medical Center in Houston, Texas.
•	A hyberbaric wound care center as an HOPD of University General Hospital doing business under the name University General Hospital -Hyperbaric Wound Care Center.
•	A free-standing emergency room as an HOPD of University General Hospital doing business under the name EliteCare Emergency Center
•	A free-standing emergency room as an HOPD of University General Hospital doing business under the name Neighborhood Emergency Center
•	Mainland Surgery Center, which in an ambulatory surgery center in Dickinson, Texas located approximately 25 miles from University General Hospital.

We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

As of March 31, 2011 we operated under a single segment of business. As we implement our business plan, we expect to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. We intend to aggressively pursue our acquisitions strategy for the remainder of 2011 and beyond.

University General Hospital

University General Hospital (“UGH”or the "Hospital") is located at 7501 Fannin Street, Houston, Texas, near Texas Medical Center. UGH provides high-quality, cost-effective healthcare services for the communities served by Texas Medical Center.  The Hospital offers a variety of medical and surgical services with 72 beds, including six intensive care unit beds.  The Hospital provides impatient, outpatient and ancillary services including impatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy. UGH provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

Recent Developments

Kingwood Neighborhood Emergency Center

On February 25, 2011, UGH LPentered into agreements to establish the emergency room operations of Kingwood Neighborhood Emergency Center (“Emergency Center”) as a hospital outpatient department (“HOPD”) of UGH, and the Emergency Center was opened on April 25, 2011. UGH conducts these operations pursuant to real estate and equipment subleases with  Emergency Center and UGH LP also entered into a management services agreement whereby the Emergency Center provides ongoing administrative and management services to UGH for this department.

All agreements have an initial terms of two years beginning February 25, 2011, plus an automatic renewal options for an additional one year periods.  In consideration for such services, UGH LP pays an agreed percentage  of all revenue received for each Emergency Center patient less the lease expenses and other expenses for these operations as defined in the agreement.  UGH LPalso retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 following any termination of that agreement.

Mainland Surgery Center

In May 2011, UGHS Services acquired a15% minority interest of ASP of Dickinson, LLP doing business as “Mainland Surgery Center” (“Mainland ASC”) for $115,000. Mainland ASC is a free-standing ambulatory surgery center located  in Dickinson, Texas, which is approximately 20 miles south of UGH.  UGHS also entered into a Purchase Option Agreement with the owners of Mainland ASC entitling UGHS to acquire all or part of the remaining 85% ownership of Mainland for an adjusted agreed value through April 22, 2014.

In May 2011, UGHS Management entered into a service agreement with ASP to provide management services.  The Management Agreement has an initial term of 5 years beginning May 1, 2010, plus automatic renewal option to renew the term for an additional 5 year periods.  In consideration for such services, ASP will pay UGHS Management 4% of net monthly cash collections.

Regulatory Matters

The healthcare industry in general is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth.  Our facilities provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as, for most facilities, accreditation standards of the Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations)

We maintain a comprehensive compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees and encourage all employees to report any violations to their supervisor, or a toll-free telephone hotline.

Licensure and Certification

Healthcare facility operations are subject to numerous federal, state, and local regulations relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, acquisition and dispensing of pharmaceuticals and controlled substances, infection control, maintenance of adequate records and patient privacy, fire prevention, and compliance with building codes and environmental protection laws. Our hospital is subject to periodic inspection and other reviews by governmental and non-governmental certification authorities to ensure continued compliance with the various standards necessary for facility licensure, and our hospital is currently required to be licensed.

In addition, hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Once certified by Medicare, hospital undergoes periodic on-site surveys in order to maintain their certification. Our hospital participates in the Medicare program.

Failure to comply with applicable certification requirements may make our hospital ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant facilities or otherwise impose sanctions on noncompliant facilities. Non-governmental payors often have the right to terminate provider contracts if a facility loses its Medicare or Medicaid certification.

The 2010 Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks, and other screening procedures prescribed by CMS.

We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance that Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance. A determination by a regulatory authority that a facility is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, and the imposition of requirements that an offending facility takes corrective action.

False Claims

The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act. The 2010 Healthcare Reform Laws amended the federal False Claims Act to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitation on claims by the government.

Relationships with Physicians and Other Providers

Anti-Kickback Law. Various federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010

Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the False Claims Act.

These changes and those described above related to the False Claims Act, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally.

In addition to standard federal criminal and civil sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”) issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law.

Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny.

A violation, or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

We have a number of relationships with physicians and other healthcare providers, including management or service contracts.  Even though some of these contractual relationships may not meet all of the regulatory requirements to fall within the protection offered by a relevant safe harbor, we do not believe we engage in activities that violate the Anti-Kickback Law.  However, there can be no assurance such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

For example, we have entered into agreements to manage our hospital that are owned by shareholders. Most of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and comply with the Anti-Kickback Law.

Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, or radiology services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions.

The Stark law also prohibits those entities from filing claims or billing for those referred services. Violators of the Stark statute and regulations may be subject to recoupments, civil monetary sanctions (up to $15,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases.

However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.

Historically, the Stark law provided certain exceptions for ownership and investments in specific providers, such as hospitals (the “Whole Hospital Exception”), which allowed a physician to refer patients to a hospital where the referring physician is a member of the hospital’s medical staff and has an ownership interest in the hospital as a whole, as opposed to a distinct part or department of the hospital.

The Healthcare Reform Laws eliminated the application of the Whole Hospital Exception to physician-owned hospitals that did not have their Medicare provider agreements in place by December 31, 2010.  However, hospitals that already had physician ownership and their Medicare provider number as of December 31st were grandfathered and allowed to keep their physician ownership.  These grandfathered hospitals may not expand the number of operating rooms, procedure rooms or beds for which the hospital was licensed as of March 23, 2010 (the date of enactment of the Healthcare Reform Laws), unless an exception is met.  In addition, the percentage of physician investment interest may not increase in the Hospital. The legislation also subjects grandfathered hospitals to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

Another exception relevant to our business under the Stark law protects personal service arrangements with physicians where certain specified requirements are met, including the requirement that (i) each arrangement be set out in writing; (ii) the arrangement covers all of the services furnished by the physician; (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purpose of the arrangement; (iv) the term of each arrangement is at least one year; (v) the compensation to be paid over the term does not exceed fair market value and is not determined in a manner that takes into account the volume or value of referrals or other business generated between the parties; and (vi) the services furnished under each arrangement do not involve the counseling or promotion of a business arrangement that violates any federal or state law (the “Personal Service Arrangements Exception”).  We have structured these arrangements between UGH LP and the applicable physicians to meet the requirements of the Personal Service Arrangements Exception under the Stark Law.

CMS has issued several phases of final regulations implementing the Stark law. While these regulations help clarify the requirements of the exceptions to the Stark law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Recent changes to the regulations implementing the Stark law further restrict the types of arrangements that facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services “under arrangements.” Because many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet an exception to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.

Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance that our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us. Even the assertion of a violation could have a material adverse effect upon our business, financial position, results of operations or cash flows.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds.  Penalties for violations of HIPAA include civil and criminal monetary penalties.

HIPAA and related HHS regulations contain certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA regulations also regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the ARRA, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities.

The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security  involving protected health information. HHS is responsible for enforcing the requirement that covered entities notify individuals whose protected health information has been improperly disclosed. In certain cases, notice of a breach is required to be made to HHS and media outlets.

The heightened penalties for noncompliance range from $100 to $50,000 for single incidents to $25,000 to $1,500,000 for multiple identical violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties are not subject to a statutory maximum.

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA.  These laws vary and could impose additional penalties. Any actual or perceived violation of these privacy-related laws, including HIPAA could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Health Reform Legislation

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Various bills have been introduced in both the United States Senate and House of Representatives to amend or repeal all or portions of these laws. Additionally, several lawsuits challenging aspects of these laws have been filed and remain pending at various stages of the litigation process. We cannot predict the outcome of legislation or litigation, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure that any healthcare laws adopted or amended promote our goals of high-quality, cost-effective care. Many provisions within the 2010 Healthcare Reform Laws could have an impact on our business, including: (1) reducing annual “market basket updates” to providers, (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future, (3) implementing a voluntary program for accountable care organizations (“ACOs”), (4) creating an Independent Payment Advisory Board, and (5) modifying employer-sponsored healthcare insurance plans.

Most notably for us, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.6% we received on October 1, 2009 was reduced to 2.35%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis. The new productivity adjustments will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. We estimate that the first annual adjustment effective October 1, 2011 will be a decrease to the market basket update of approximately 1%.

The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and, initially, are limited in scope to ten medical conditions. We will seek to participate in these pilot projects.

Similarly, the 2010 Healthcare Reform Laws require the United States Centers for Medicare and Medicaid Services (“CMS”) to start a voluntary program by January 1, 2012 for ACOs, in which hospitals, physicians and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. Most of the key aspects of the ACO program, however, have yet to be proposed by CMS. We will continue to monitor developments in the ACO program and evaluate its potential impact on our business.

Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict the ultimate impact of these laws. However, we believe the above points are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

Medicare and Medicaid Participation

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program has the option to determine coverage for ambulatory surgery center services and to determine payment rates for those services.

Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs.  For the three months ended March 31, 2011 and 2010, 34% and 38% of our patient service revenues were contributed by Medicare and Medicaid.

In order to participate in the Medicare program, our hospital must satisfy regulations known as conditions of participation (COPs) for hospital and conditions for coverage (CFCs) for ambulatory surgery center. Each facility can meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS.  Our hospital and facility are certified to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these COPs or CFCs. Any failure by a facility to maintain compliance with these COPs or CFCs as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the COPs or CFCs. This could have a material adverse affect on the individual facility’s billing and collections.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. Beginning in 2008, CMS began transitioning Medicare payments to ambulatory surgery centers to a system based upon the hospital outpatient prospective payment system. In 2011, that transition is now complete and payments to ambulatory surgery centers will be solely based on the outpatient prospective payment system (OPPS) relative weights. CMS has cautioned that the final OPPS relative weights may result in payment rates for the year being less than the payment rates for the preceding year. On November 2, 2010, CMS issued a final rule to update the Medicare program’s payment policies and rates for ambulatory surgery centers for 2011. The final rule applies a 0.2% increase to the ASC payment rate. The final rule will also add six procedures to the list of procedures for which Medicare will reimburse when performed in an ASC. The Acts require the Department of Health and Human Services to issue a plan in early 2011 for developing a value-based purchasing program for ambulatory surgery centers. Such a program may further impact Medicare reimbursement of ambulatory surgery centers or increase our operating costs in order to satisfy the value-based standards. For federal fiscal year 2011 and each subsequent federal fiscal year, the Acts provide for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services will use the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

Texas Statutory and Regulatory Risks

Illegal Remuneration Law.  The Texas Illegal Remuneration Statute (Chapter 102 of the Texas Occupations Code) (the “Texas Remuneration Statute”) mirrors the federal Anti-Kickback Law, except that it applies to all healthcare services, regardless of the source of payment.  The Texas Remuneration Statute, makes it illegal to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual to or from a person licensed, certified or registered by a state health care regulatory agency.  The penalty for violating this prohibition ranges from a Class A misdemeanor to a third degree felony.  The Texas Remuneration Statute does, however, permit any payment, business arrangement, or payment practice permitted under the Anti-Kickback Law or any regulation adopted thereunder, provided the relationship is appropriately disclosed.  The Company intends for all business activities and operations of the Company and the UGH LPto conform in all respects with the Texas Remuneration Statute, but no assurances can be given that the Company and UGH LP’s activities will not be reviewed and challenged under this statute.

Medicaid Fraud. There are both federal and state laws that impose penalties for improper billing practices.  Texas has several laws, including the Medicaid Fraud Prevention Act, which provides civil and criminal penalties for improper billing.  UGH LP attempts to comply with all reimbursement and billing requirements.  However, no assurances can be given that UGH LP’s activities will not be reviewed and challenged under these Texas laws.

Other Texas Statutes.  Texas has laws which prohibit various business practices including the corporate practice of medicine, fee splitting, and commercial bribery. In essence, the corporate practice of medicine prohibition, as established by case law and interpretive opinions of the Texas Attorney General, provides that an individual or entity that is not licensed to practice medicine may not employ a physician and receive the fees for the physician’s professional services.  Further, Texas case law has established that other arrangements, besides employment of the physician by the non-licensed individual or entity, may result in the application of the corporate practice of medicine prohibition.  Arrangements that are viewed as "fee splitting" or "fee sharing" arrangements between the non-licensed person or entity and the licensed physician could also be problematic from a state law perspective.  There have been numerous bills filed in the Texas legislature to remove or modify the Texas corporate practice of medicine doctrine, but no such legislation has passed to date in connection with private hospitals.

There has been very little interpretation of some of these laws and a government agency charged with enforcement of these laws might assert that the Company’s, or any of its affiliates’, arrangements with physicians do not comply with some of these prohibitions.  If this occurs or if new applicable laws are enacted, this may have a material adverse effect on the UGH LP, its operations and prospects, and/or the Company.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Our net operating revenues consist primarily of revenues derived from patient care services and other non-patient care services.  Total revenues increased $5.1 million (48%) to $15.7 million for the three months ended March 31, 2011, as compared to $10.6 million for the three months ended March 31, 2010. The increase in net revenue was primarily as a result of increased patient volumes, and the new emergency centers, University General Hospital -Hyperbaric Wound Care Center and EliteCare Emergency Center were opened during 2010.

Salaries, benefits, and other employee costs represent the most significant cost to us and represent an investment in our most important asset: our employees.  Salaries, benefits, and other employee costs include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospital, including all related costs of benefits provided to employees.  It also includes amounts paid for contract labor.  Total salaries, benefits, and other employee costs increased $1.7 million (39%) to $6.1 million for the three months ended March 31, 2011 as compared to $4.4 million for the three months ended March 31, 2010.  Salaries, benefits, and other employee costs increased was primarily due to an increase in the number of full-time equivalents as a result of our new emergency centers were opened during 2010, an merit increase provided to employees on January 1, 2011, and increased volumes.

Medical supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items.  Medical supplies expense increased $0.3 million (11%) to $3.1 million for the three months ended March 31, 2011 as compared to $2.8 million for the three months ended March 31, 2010.   Medical supplies expense increased was primarily due to the direct result of our increased volumes in the first quarter of 2011.

Other operating expenses include costs associated with other services and costs while providing patient care. These expenses include such items as contract services, and professional fees.  Other operating expenses increased $0.6 million (100%) to $1.2 million for the three months ended March 31, 2011 as compared to $0.6 million for the three months ended March 31, 2010.  Other operating expense increased was primarily as a result of increased patient volumes.

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services.  General and administrative expenses increased $0.6 million (22%) to $3.3 million for the three months ended March 31, 2011 as compared to $2.7 million for the three months ended March 31, 2010.  General and administrative expense increased was primarily as additional management fee expenses for the new emergency centers opened during 2010.

As claims are denied and the related receivables age during the appeal process, our provision for doubtful accounts increases as a percent of net revenues. When Medicare contractors cease denials and our recoveries of previously denied claims exceed the dollar value of new claims added to our outstanding receivables balance, our provision for doubtful accounts decreases as a percent of net revenues.  Provision for doubtful accounts decreased $0.8 million (73%) to $0.3 million for the three months ended March 31, 2011 as compared to $1.1 million for the three months ended March 31, 2010.  The decrease in the provision for doubtful accounts is primarily the result of continued collection efforts offset by the timing and aging of these denials.  In addition, we continue to benefit from the enhancements we made to our processes around the capture and recovery of Medicare-related bad debts.

Depreciation and amortization remains consistent of $1.7 million among quarter over quarter primarily as a result of no significant property and equipment were purchased during 2010 and 2011.

Interest expenses decreased $0.3 million (21%) to $1.1 million for the three months ended March 31, 2011 as compared to $1.4 million for the three months ended March 31, 2010.  The decreased in Interest expense and fees was due primarily to a decrease in our average interest rate and continuing pay down of long term debt.  Our average interest rate decreased as a result of current market.

Net loss was $0.5 million for the three months ended March 31, 2011, compared to net loss of $3.1 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

UGHS generated ($5.0 million) and $1.7 million of cash flow for the three months ended March 31, 2011 and March 31, 2010 respectively. Cash flow from operating activities decreased $6.7 million which represents decrease of 394% from the prior year.  This was primarily caused by continuing to pay down payables.

During the three months ended March 31, 2011, our cash used in investing activities was $0.1 million, consisting of purchasing of property and equipment.

During the three months ended March 31, 2011, cash flow from financing activities increased $3.8 million which represents increase of 475% from the prior year.  This was primarily caused by $7.1 million from an internal capital raise prior to going public.  This funding was used to continue pay down short term payables.

Net working capital was ($43.0 million) as of March 31, 2011 as compared to ($53.8 million) as of March 31, 2010.  This increase in liquidity is due to the continued reduction of accounts payable and short term debt from the cash flow provided as well as the capital raise during the first quarter.

The Company is in the process of completing a series of transactions comprising a refinancing and restructuring plan (the "Restructuring Plan") of its current debt obligations consisting of (i) the conversion of $6 million (out of $13 million currently outstanding) advancing loans with Amegy Bank into permanent financing facilities, (ii) the completion of a new revolving line of credit secured by the Hospital's accounts receivables, (iii) work-outs of the Partnership's accounts payables with its trade creditors and equipment providers, many of which accounts are in default, and (iv) work-outs of taxes payable with the IRS and other taxing authorities.  Management believes that this can be achieved by the end of 2011.

Off-Balance Sheet Arrangements

 We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the accompanying Notes to our Consolidated Financial Statements, for further descriptions of our major accounting policies and for information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.

In preparing our consolidated financial statements, we make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. We periodically evaluate our estimates and judgments that are most critical in nature. We believe that the following discussion of critical accounting policies address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Business Combinations

Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business and recording deferred taxes for any differences between the allocated values and tax basis of assets and liabilities. Any excess of the purchase price over the amounts assigned to assets and liabilities is recorded as goodwill. The purchase price allocation is accomplished by recording each asset and liability at its estimated fair value. Estimated deferred taxes are based on available information concerning the tax basis of the acquired company’s assets and liabilities and tax-related carry-forwards at the merger date, although such estimates may change in the future as additional information becomes known. The amount of goodwill recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed relative to the total acquisition cost.

Revenue Recognition

We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Our patient accounting system calculates contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other factors that are considered and could further influence the level of our reserves include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors, accordingly. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.

Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. In addition, laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed. Historically, such differences have not been material from either a quantitative or qualitative perspective.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At March 31, 2011 and December 31, 2010, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 15% and 13% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals, we verify insurance coverage prior to their first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

We estimate bad debts for total accounts receivable, and we believe our policies have resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivable. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts. Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	March 31, 2011	December 31, 2010
Government payors and insured receivables	85%	87%
Self-pay receivables (including deductible and co-payments)	15%	13%
Total	100%	100%

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows, unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited.  No such impairment was identified at March 31, 2011 or December 31, 2010.  If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Income Taxes

We provide for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Based on the weight of available evidence, we determine it is not more likely than not our deferred tax assets will be realized in the near term future. Based on this determination, we have provided a full valuation allowance on net deferred tax assets as of March 31, 2011 and December 31, 2010. If circumstances change and we determine in the future that it is more likely than not that our deferred tax assets will be realized in the near term future, a reversal of a portion or all of the valuation allowance will be required, which could result in a significant reduction in future income tax expense.

Uncertain Tax Positions

We record and review quarterly our uncertain tax positions. Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated. While we believe that our reserves for uncertain tax positions are adequate, the settlement of any such exposures at amounts that differ from current reserves may require us to materially increase or decrease our reserves for uncertain tax positions.

Assessment of Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a loss contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. The Company expenses legal costs associated with contingencies as incurred.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to our accompanying Consolidated Financial Statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are not required to provide disclosure under this Item 3.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the interim chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 Officers’ Certifications

Appearing as exhibits to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Prexus

On December 4, 2009 Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and APS  in the 270th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services and (ii) $608,005.07 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services.  UGH LP and APS terminated these contracts effective September 9, 2009. Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortious interference of Prexus contracts. In October 2010 UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.

After a two week trial that began April 11, 2011, a Texas jury made certain findings against UGH LP (including as a guarantor of APS’s obligations to Prexus)  including breaches of both the PSA and CSA and awarded Prexus approximately $2.9 million in damages against UGH LP, which included approximately $2.1 million in lost profits. The trial court has not yet entered judgment in this case. Nevertheless, we believe the verdict is not supported by the evidence presented at trial and have moved to set aside the verdict in rendering its judgment. In addition, UGH LP intends to appeal any trial court judgment that upholds this jury verdict.

Siemens

On June 29, 2010, Siemens Medical Solutions USA, Inc. (“Siemens”) sued UGH LP in the 215th District Court of Harris County, Texas, Cause No. 2010-40305, seeking approximately $7,000,000 for alleged breaches of (i) a Master Equipment Lease Agreement dated August 1, 2006 and related agreements (the “Lease Agreements”), pursuant to which UGH LP leased certain radiology equipment and (ii) an Information Technology Agreement dated March 31, 2006 and related agreements (the “IT Agreements”) pursuant to which Siemens agreed to provide an information technology system, software and related services. On November 22, 2010 UGH LP filed counterclaims against Siemens seeking approximately $5,850,000 against Siemens for breach of contract, negligent representation and breach of warranty based on Siemens breach of the Lease Agreements and the IT Agreements. On February 28, 2011, the court signed an order granting partial summary judgment in favor of Siemens and against UGH LP as to UGH LP's liability for breach of the Lease Agreements, but not as to damages sought by Siemens. The case is currently in discovery and is set for a two week trial beginning on August 8, 2011.

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service approximately $1,302,000 in past due payroll taxes for the fourth quarter of 2009 and approximately $710,000 for the second quarter of 2010.  Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis and believe resolution will be reached without litigation proceedings.

For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 8 to the Notes to Condensed Consolidated Financial Statements.

ITEM 1A.                       RISK FACTORS

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.

Risks related to our business and industry

Our significant leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

We have a high ratio of debt to assets and require substantial cash flow to meet our debt service requirements. The degree of our leverage has several important effects on our operations, including

•	a substantial amount of our cash flow from operations must be dedicated to the payment of lease payments and interest on our indebtedness and will not be available for other purposes;

•
covenants contained in our debt obligations requires us to meet certain financial tests and retain minimum cash balances, in addition to certain other restrictions that will limit our ability to borrow additional funds or dispose of our assets and may affect our flexibility in planning for, and reacting to, changes in our business;

•	our ability to obtain permanent and additional financing for working capital, capital expenditures, or general corporate purposes may be impaired

•	our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations is increased;

•	our risk of exposure to interest rate fluctuations is increased

•	our ability to make strategic acquisitions may be limited; and

•	our ability to adjust to changing market conditions may be constrained.

We may not be able to generate sufficient cash to service all of our indebtedness and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

In addition, we conduct our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness.  Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries.

We may find it necessary or prudent to refinance our outstanding indebtedness with longer-maturity debt at a higher interest rate. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors.

If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.

We may not be able to obtain additional capital, when desired, on favorable terms, without dilution to our shareholders or at all.
We operate in a market that makes our prospects difficult to evaluate and, to remain competitive, we will be required to make continued investments in capital equipment, facilities and technological improvements.  We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth.  If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy.
If we raise additional funds through the issuance of our common stock or convertible securities, our shareholders could be significantly diluted.  These newly issued securities may have rights, preferences or privileges senior to those of existing shareholders acquiring shares of our common stock in this offering.  Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited.

If we are unable to enter into and retain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from health maintenance organizations, preferred provider organizations, and other third party payors, our results of operations could be adversely affected.

We have experienced (and will likely continue to experience) difficulty in establishing and maintaining relationships with health maintenance organizations, preferred provider organizations, and other third party payors.  Health maintenance organizations and other third-party payors have also undertaken cost-containment efforts during the past several years, including revising payment methods and monitoring healthcare expenditures more closely.  In addition, many payors have been reluctant to enter into agreements with us, citing a lack of need for our hospital in their networks.  The inability of us to negotiate and maintain agreements on favorable terms with health maintenance organizations, preferred provider organizations and other third party payors could reduce our revenues and adversely affect our business.

Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts with health maintenance organizations, preferred provider organizations, and other third party payors on terms favorable to us. Other health maintenance organizations, preferred provider organizations and other third party payors may impact our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions.

In some cases, health maintenance organizations, preferred provider organizations and other third party payors rely on all or portions of Medicare’s severity-adjusted diagnosis-related group system to determine payment rates, which could result in decreased reimbursement from some of these payors if levels of payments to health care providers or payment methodologies under the Medicare program are changed.

Other changes to government health care programs may negatively impact payments from health maintenance organizations, preferred provider organizations and other third party payors and our ability to negotiate reimbursement increases. Any material reductions in the contracted rates we receive for our services, along with any difficulties in collecting receivables from health maintenance organizations, preferred provider organizations and other third party payors, could have a material adverse effect on our financial condition, results of operations or cash flows.

We cannot predict with certainty the effect that the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

As enacted, the the Patient Protection and Affordable Care Act (the “PPACA”)  will change how health care services are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements (for example, Texas, where all of our licensed beds are currently located). On the other hand, the PPACA provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the PPACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

We are unable to predict with certainty the full impact of the PPACA on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the PPACA that expand insurance coverage will not become effective until 2014 or later. In addition, the PPACA will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities, and we are unable to predict the timing and impact of such changes at this time. It is also possible that implementation of the PPACA could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.

Our business and financial results could be harmed by violations of existing regulations or compliance with new or changed regulations.

Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in material violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. Even the public announcement that we are being investigated for possible violations of these laws could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Among these laws are the federal Anti-kickback Statute, the federal physician self-referral law (commonly called the “Stark Law”), the federal False Claims Act (“FCA”) and similar state laws. We have a variety of financial relationships with physicians and others who either refer or influence the referral of patients to our facilities and other health care facilities, and these laws govern those relationships. The Office of Inspector General of the Department of Health and Human Services (“OIG”) has enacted safe harbor regulations that outline practices deemed protected from prosecution under the Anti-kickback Statute although as discussed below, our arrangements may not fall within the applicable safe harbor regulations.

While we endeavor to comply with the applicable safe harbors, certain of our current arrangements, including joint ventures and financial relationships with physicians and other referral sources and persons and entities to which we refer patients, do not qualify for safe harbor protection.

Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-kickback Statute but may subject the arrangement to greater scrutiny. However, we cannot offer assurance that practices outside of a safe harbor will not be found to violate the Anti-kickback Statute. Allegations of violations of the Anti-kickback Statute may be brought under the federal Civil Monetary Penalty Law, which requires a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute.

Our financial relationships with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot provide assurance that every relationship complies fully with the Stark Law. Unlike the Anti-kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature.

Additionally, if we violate the Anti-kickback Statute or the Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.

If we fail to comply with the Anti-kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties.

We do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. In the future, different interpretations or enforcement of, or amendment to, these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material, adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, other legislation or regulations at the federal or state level may be adopted that adversely affect our business.

We are also required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. From time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation concerning our application of such laws, rules and regulations.

Future acquisitions may adversely affect our financial condition and results of operations.

As part of our business strategy, we intend to pursue acquisitions of hospitals, surgery centers, diagnostic and imaging centers, and other similar facilities that we believe could enhance or complement our current business operations or diversify our revenue base.  Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties integrating the acquired business;

•	unanticipated costs, capital expenditures or liabilities;

•	diversion of financial and management resources from our existing business;

•	difficulties integrating acquired business relationships with our existing business relationships;

•	risks associated with entering markets in which we have little or no prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

Acquisitions may also result in the recording of goodwill and other intangible assets subject to potential impairment in the future, adversely affecting our operating results.  We may not achieve the anticipated benefits of an acquisition if we fail to evaluate it properly, and we may incur costs in excess of what we anticipate.  A failure to evaluate and execute an acquisition appropriately or otherwise adequately address these risks may adversely affect our financial condition and results of operations.

The profitability of our business may be affected by highly competitive healthcare industry.

The healthcare industry in general, and the market for hospital services in particular, is highly competitive.  In the course of developing and operating a hospital and establishing relationships with local physicians (including surgeons), our business expects to encounter competition from hospitals located in the Houston, Texas area.  In addition, the number of freestanding hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. There are at least fifty-four (54) existing general hospitals already located in Harris County, Texas with which our business may compete.  These hospitals probably offer some or all of the services proposed to be offered by our business.  As a result, our business operates in a highly competitive environment.

Regulatory and other changes affecting the healthcare industry expose our business and other industry participants to the risk that they will lose competitive advantages.  Many of our existing and potential competitors have significantly greater financial and other resources than our business and there can be no assurance that our business will be able to compete successfully against them.  Some of the facilities that compete with our business are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis.

Our licensed hospital beds are concentrated in certain market areas within Texas, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas.

Our licensed beds are currently located exclusively in market areas within Texas. This concentration in Texas increases the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Furthermore, a natural disaster or other catastrophic event (such as a hurricane) could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses. In the past, hurricanes have had a disruptive effect on the operations of our business in Texas and the patient populations in those states.

If we fail to implement and maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls or the failure of controls that have been established could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of those internal controls or our independent registered public accounting firm's report on our internal controls may have an adverse effect on the price of our common stock and may require significant management time and resources to remedy.

Our liability insurance may not be sufficient to cover all potential liability.

We may be liable for damages to persons or property which occur at our business.  Although we will attempt to obtain general and professional liability insurance, we may not be able to obtain coverage in amounts sufficient to cover all potential liability.  Since most insurance policies contain various exclusions, we will not be insured against all possible occurrences.

As is typical in the healthcare industry, our business is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we procure and maintain professional malpractice liability insurance and general liability insurance in amounts that we believe to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect.  We also maintain umbrella coverage for our operations. Losses up to the our self-insured retentions and any losses incurred in excess of amounts maintained under such insurance are funded from working capital.

The cost of malpractice and other liability insurance, and the premiums and self-retention limits of such insurance, have risen significantly in recent years. We cannot assure you that any insurance we obtain will continue to be available at reasonable prices that will allow us to maintain adequate levels of coverage for our business. We also cannot assure you that our cash flow will be adequate to provide for professional and general liability claims in the future.

We depend on key individuals to maintain and manage our business in a rapidly changing market.

The continued services of our executive officers and other key individuals is essential to our success.  Any of our key employees and individuals, including our Chairman, Hassan Chahadeh, M.D., and our, Chief Financial Officer, Michael L . Griffin, may resign at any time.  These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business.  We do not currently have key person life insurance policies covering any of our employees.

To implement our business plan, we intend to hire additional employees, particularly in the areas of healthcare. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense.  We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs.  Our ability to develop our business would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

We depend on relationships with the physicians who use our hospital.

Our success depends upon the efforts and success of physicians and physician groups who will provide healthcare services at our hospital, and particularly on the strength of our relationship with those groups comprised of surgeons and other physicians in the Houston, Texas area.

There can be no assurance that we will be successful in identifying and establishing relationships with surgeons or other physicians.  In particular, there can be no assurance that we will be successful in integrating those physicians into a delivery system that will improve operating efficiencies and reduce costs while providing quality patient care.  The physicians who will use our hospital will not be employees of our business, and many, if not all, of them will serve on the medical staffs of hospitals other than our hospital.

Our business could be adversely affected if a significant number of key physicians or a group of physicians providing services at our hospital:

•	terminates their relationship with, or reduces their use of, our hospital

•	fails to maintain the quality of care provided or to otherwise adhere to professional standards at our hospital; suffers any damage to their reputation;

•	exits the Houston, Texas market entirely;

•	experiences major changes in the composition or leadership of the physician group or

•	elects to join a competing hospital systems as an employee.

Insufficient business is likely to make it impossible for us to repay our indebtedness to our third party lenders.  There is no assurance that we will be able to enter into managed care or similar contracts that would provide patients to our hospital.  In addition, there can be no assurance that our business will be able to maintain its utilization at satisfactory levels.

A nationwide shortage of qualified nurses could affect our ability to grow and deliver quality, cost-effective services.

Our business depends on qualified nurses to provide quality service to our patients.  There is currently a nationwide shortage of qualified nurses.  This shortage and the more stressful working conditions it creates for those remaining in the profession are increasingly viewed as a threat to patient safety and may trigger the adoption of state and federal laws and regulations intended to reduce that risk.  For example, some states are reported to be considering legislation that would prohibit forced overtime for nurses.  Growing numbers of nurses are also joining unions that threaten and sometimes call work stoppages.

In response to this shortage of qualified nurses, our business is likely to have to increase wages and benefits from time to time to recruit and retain nurses or to engage expensive contract nurses until hiring permanent staff nurses.  Our business may not be able to increase the rates it charges to offset these increased costs. Also, the shortage of qualified nurses may in the future delay our ability to achieve the operational goals of our business on schedule by limiting the number of patient beds available during start-up phases.

We are subject to liabilities from claims by various taxing authorities.

We currently owe approximately $3,290,000 to various taxing authorities, including the Internal Revenue Service.  As of May 23, 2011, we have paid $1,271,000 and the current amounts due are $2,019,000.  We are currently working on satisfying such tax liabilities.  However, there can be no assurance that any liability owed to such taxing authorities will be resolved to the satisfaction of our company, which in turn, may adversely affect our business and results of operations.

We do not own the land on which our primary hospital is located and, as such, are subject to a Lease Agreement with Cambridge Properties and various risks related to such lease arrangement.

Cambridge Properties owns the land and building on which UGH is located.  UGH has leased the hospital space from Cambridge Properties pursuant to a lease agreement (the “Lease Agreement”).  The Lease Agreement is a "triple net" lease with an initial term of ten (10) years beginning October 1, 2006, plus tenant's option to renew the term for two additional ten (10) year periods.  In previous years, we have been in litigation with Cambridge Properties concerning the rights and obligations under the Lease Agreement, including expenses chargeable to us as additional rent. In addition, we have responded to notices of past due rent by making periodic payments of rent as permitted by our current cash flow requirements.  If we fail to make rent payments in the future or are otherwise in default of the Lease Agreement, the Lease Agreement may be terminated and we would have no further right to occupy and operate UGH.  There can also be no assurance that our efforts in any future litigation with Cambridge Properties will be successful. Adverse outcomes in any such proceedings will result in substantial harm to our business operations.

We are subject to various licensure requirements.

We require licensing, permits, certification, and accreditation from various federal and Texas agencies as well as from accrediting agencies or organizations for our business.  If the State of Texas determines that there is a failure to comply with licensure requirements, it has the authority to deny, suspend or revoke our license.

We also hold a number of other licenses and permits for our various departments.  Numerous requirements must be met to renew and maintain all required licenses, permits and accreditations, and no assurance can be given that all such required licenses, permits and accreditations will be renewed or maintained.

We are subject to various environmental regulations.

In response to growing public concerns over the presence of contaminants affecting health, safety, and the quality of the environment, federal, state, and local governments have enacted numerous laws designed to clean up existing environmental problems and to implement practices intended to minimize future environmental problems.  The principal federal statutes enacted in this regard are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and the Resource Conservation Recovery Act of 1976 ("RCRA").  CERCLA addresses the practices involved in handling, utilizing, and disposing of hazardous substances, and imposes liability for cleaning up contamination in soil and groundwater.  Under CERCLA, the parties who may be liable for the costs of cleaning up environmental contamination include the current owner of the contaminated property, the owner of the property at the time of contamination, the person who arranged for the transportation of the hazardous substances, and the person who transported the hazardous substances.  RCRA provides for a "cradle to grave" regulatory program to control and manage hazardous wastes, and is administered by the United States Environmental Protection Agency ("EPA").  RCRA sets treatment and storage requirements for hazardous wastes, and requires that persons who generate, transport, treat, store, or dispose of hazardous wastes meet EPA permit requirements and follow EPA guidelines.  We may, in certain aspects of our business, be subject to CERCLA and RCRA.  Specifically, by owning our primary hospital, we could become liable under CERCLA for the costs of cleaning up any contamination on the site of our hospital.

Risks Related to Our Common Stock

An active, liquid trading market for our common stock may not develop.

We cannot predict the extent to which investor interest in our company will lead to the development of an active and liquid trading market. If an active and liquid trading market does not develop, you may have difficulty selling any of our common stock that you purchase. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all.

Our stock price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.  These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.  These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.  We may become the target of this type of litigation in the future.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal shareholders, executive officers and directors own a significant percentage of our common stock and will continue to have significant control of our management and affairs, and they can take actions that may be against your best interests.

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 41% of our outstanding common stock as of May 23, 2011. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.  Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets.  Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholder.

Further, Hassan Chahadeh holds 3,000 shares of Series B Preferred Stock, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of our voting rights.

Therefore, Hassan Chahadeh retains the voting power to approve all matters requiring shareholder approval and has significant influence over our operations. The interests of these shareholders  may be different than the interests of other shareholder on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.  These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Additionally, pursuant to certain registration rights agreements, we have granted certain holders of our common stock the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resale of our common stock held by them.  These shares will represent approximately 20%  of our outstanding common as of May 23, 2011.  These shares also may be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates.   As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in our company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

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

Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.  There is no guarantee that the price of our common stock will ever exceed the price that you pay.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.                       (REMOVED AND RESERVED)

ITEM 5.                      OTHER INFORMATION

Related Party Transactions

Cambridge Properties (“Cambridge”) owns the land and building on which UGH is located, and Cambridge is owned by one of the shareholders of the Company.  UGH has leased the hospital space from Cambridge Properties pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant's option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that UGH pays its pro rata share of the operating expenses. The obligations of UGH under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company.  UGH LP has previously beenin litigation with Cambridge Properties concerning the rights and obligations under the Lease Agreement, including expenses chargeable to UGH LP as additional rent. In addition, UGH LP has responded to notices of past due rent by making periodic payments of rent as permitted by cash flow requirements. Should UGH LP’s relationship with Cambridge Properties deteriorate further, UGH LP wold be required to devote additional resources to protect its rights under the Lease Agreement. There can be no assurance that UGH LP’s efforts in any litigation with Cambridge Properties will be successful. Adverse outcomes in any such proceedings will result in substantial harm to UGH LP and its business operations.  We recorded approximately $896,000 and $894,000 rent expenses to Cambridge for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, weaccrued approximately $122,000 and $16,000 rent expenses, respectively.

Certain shareholders of the Company have organized Ascension Physician Solutions, LLC ("APS") as a hospital management company. In September 2006 UGHLP and APS entered into a Management Services Agreement (the "Management Agreement"), pursuant to which APS provided management services to UGH LP. In consideration for such services, UGH LP was obligated to APS a management fee of 5.0% of the net revenues of the Hospital. "Net revenues" are defined in the Management Agreement as the Hospital's gross revenues, less adjustments for special contractual rates, charity work and an allowance for uncollectible accounts, all determined in accordance with generally accepted accounting principles.  On February 28, 2011, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares to APS.  UGH LP incurred the management services fee of $461,000 and $474,000 for the three months ended March 31, 2011, and 2010, respectively.  As of March 31, 2011 and December 31, 2010, we accrued $0 and $2,455,000 management services fees, respectively.

Certain shareholders of the Company have organized SYBARIS Group, LLC (“SYBARIS”), a Texas limited liability company, as a service company. UGH and SYBARIS have entered into a management services agreement, pursuant to which SYBARIS provides food services, plant operations & management, environmental, and other services to UGH for an initial term of five (5) years. Compensation under this agreement is based on (i) expense reimbursement for direct costs incurred by SYBARIS, (ii) a general expense allowance of six percent (6%) of the direct costs incurred by SYBARIS and (iii) a service fee of four percent (4%) of the direct costs incurred by SYBARIS. Amounts payable to SYBARIS under this agreement are adjusted annually based on cost of living and other customary adjustments.

The Company believes the terms of the transaction between SYBARIS and UGH LP are fair, reasonable and reflects fair market value.  UGH LP recorded $1,021,000 and $678,000 services fee to SYBARIS for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, UGH accrued $274,000 and $364,000 services fees, respectively, and the accrued expenses were included in accrued expenses.

Certain shareholders of the Company have organized Autimis LLC (“Autimis”), a Texas limited liability company, as a billing, collection and coding company.  UGH LP and Autimis have entered into a consulting services agreement, pursuant to which Autimis provides billing services to UGH LP.  For the three months ended March 31, 2011 and 2010, UGH incurred total service expenses of approximately $338,000 and $177,000.  As of March 31, 2011 and December 31, 2010, we accrued approximately $100,000 and $28,000 services fees, respectively.

Certain shareholders of the Company have organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company.  Sigma provided consulting services to UGH LP, and for the three months ended March 31, 2011, and 2010, UGH LP incurred total service expenses of $89,000 and $54,000, respectively.

ITEM 6.                      EXHIBITS

The agreements included as exhibits to this quarterly report on Form 10-Q are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this quarterly report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are filed as part of (or are furnished with, as indicated below) this quarterly report on Form 10-Q or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.	Description
10.1	Form of Subscription Documents for private placement investors in limited partner units of University General Hospital, L.P.
10.2	Employment Agreement dated January 14, 2011between University General Hospital, L.P. and Edward T. Laborde, Jr.
10.3	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D.
10.4	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Felix Spiegel, M.D.
10.5	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel
10.6	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D
10.7	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Michael L. Griffin
10.8	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Edward T. Laborde, Jr.
10.9	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel
10.10	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Rusty Shelton
10.11	Termination of Management Agreement dated February 28, 2011 between University General Hospital, L.P. and Ascension Physician Solutions, LLC

*	Previously filed and incorporated by reference.
**	Filed herewith

§  This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Dated: May 23, 2011	By:	/s/ /s/ Hassan Chahadeh
Name: Hassan Chahadeh, M.D.
Title: Chief Executive Officer

Dated: May 23, 2011	By:	/s/ Michael L. Griffin
Name: Mr. Michael L. Griffin
Title: Chief Financial Officer