Form 10-Q/A
period 2011-03-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-08-15
CIK 1383960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54064
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
(Formerly known as SeaBridge Freight Corp.)
(Exact name of registrant as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7501 Fannin Street, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)
(713) 375-7100
(Registrant’s telephone number, including area code)
SeaBridge Freight Corp.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 22, 2011, there were 253,000,000 shares of the issuer’s common stock outstanding.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Form 10-Q/A
(Amendment No. 1)
For the Quarterly Period Ended March 31, 2011
EXPLANATORY NOTE
Our consolidated financial statements as of December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2011 and related condensed footnote disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below:
It was necessary to amend this Quarterly Report in order to restate our consolidated financial statements as of December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2011 to reflect the audit adjustments made to the December 31, 2010 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three months ended March 31, 2011, originally filed on the Form 10-Q. Additionally, consolidated financial statements for the three months ended March 31, 2011, originally filed on the Form 10-Q, were not reviewed by an independent public accountant in accordance with the Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”), because the audit of historical financial statements in connection with the March 28, 2011 merger transaction had not yet been completed before the filing date. Furthermore, while preparing this Amendment, the Company determined that certain additional adjustments to the consolidated financial statements for the three months ended March 31, 2010 were required.
The consolidated financial statements and other financial information included in this Amendment No. 1 have been restated accordingly. The public should no longer rely on our previously filed financial statements for the three months ended March 31, 2011. These matters have been discussed by our authorized executive officers and with our independent registered certified public accounting firm.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Balance Sheets

	(Restated)	(Restated)
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$124,934	$2,291,754
Accounts receivables, net	12,453,201	11,812,184
Inventories	1,914,183	1,765,735
Receivables from related parties	699,059	633,678
Prepaid expenses and other assets	139,857	52,790

Total current assets	15,331,234	16,556,141

Property and equipment, net	51,638,289	53,224,152
Other assets	276,133	266,603

Total assets	$67,245,656	$70,046,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,374,154	$14,823,508
Payables to related parties	1,849,659	4,714,951
Accrued expenses	7,205,674	7,984,109
Payable to Internal Revenue Service	3,390,509	5,436,041
Lines of credit	8,450,000	—
Notes payable, current portion	11,834,962	8,321,298
Notes payable to related parties, current portion	2,321,858	4,027,650
Capital lease obligations, current portion	8,129,626	11,591,999
Capital lease obligation to related party, current portion	174,347	137,076

Total current liabilities	56,730,789	57,036,632

Lines of credit	—	8,450,000
Notes payable, less current portion	181,716	5,487,939
Notes payable to related parties, less current portion	2,344,887	2,087,241
Capital lease obligations, less current portion	466,949	532,805
Capital lease obligation payable to related party, less current portion	30,981,663	31,042,859

Total liabilities	90,706,004	104,637,476

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	3
Common stock, $0.001 par value, 480,000,000 shares authorized; 253,000,000 and 151,498,884 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	253,000	151,499
Additional paid in capital	25,668,249	12,069,750
Shareholders’ receivables	(2,130,000)	—
Accumulated deficit	(47,251,600)	(46,811,832)

Total shareholders’ equity	(23,460,348)	(34,590,580)

Total liabilities and shareholders’ equity	$67,245,656	$70,046,896

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2011	2010
	(Restated)	(Restated)
Revenues
Net patient service revenues, net of contractual adjustments	$15,734,036	$10,579,729
Other revenues	5,982	26,193

Total revenues	15,740,018	10,605,922

Operating expenses
Salaries, benefits, and other employee costs	6,134,717	4,351,292
Medical supplies	3,160,635	2,765,561
Management fees	1,389,655	473,826
General and administrative expenses	3,484,039	2,820,210
Bad debt expense	290,803	844,048
Gain on extinguishment of liabilities	(1,303,366)	(987,159)
Depreciation and amortization	1,762,607	1,742,290

Total operating expenses	14,919,090	12,010,068

Operating income (loss)	820,928	(1,404,146)

Interest expense	(1,179,696)	(1,428,401)

Loss before income tax	(358,768)	(2,832,547)
State income tax expense (benefit)	81,000	115,000

Net loss	$(439,768)	$(2,947,547)

Net loss per common share — basic and diluted
Net loss per common share	$—	$(0.03)

Weighted average shares outstanding	174,728,566	91,132,160
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Shareholders	Accumulated	Shareholders’
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Equity
Balance, December 31, 2010, Restated	3,000	$3	151,498,884	$151,499	$12,069,750	$—	$(46,811,832)	$(34,590,580)
Redemption of common stock on January 2011	—	—	(173,632)	(174)	(49,826)	—	—	(50,000)
Issuance of common stock on February 2011	—	—	56,388,831	56,389	7,193,611	(130,000)	—	7,120,000
Issuance of common stock on February 2011	—	—	22,040,000	22,040	1,977,960	(2,000,000)	—	—
Exchange of debt for common stock on February 2011	—	—	40,600,587	40,601	3,459,399	—	—	3,500,000
Issuance of common stock to affiliate for termination of service agreement	—	—	11,600,000	11,600	988,400	—	—	1,000,000
Exchange of profit interest for common stock on February 2011	—	—	2,204,000	2,204	(2,204)	—	—	—

Effect of reverse merger			(31,158,670)	(31,159)	31,159	—	—	—
Net loss — March 31, 2011	—	—	—	—	—	—	(439,768)	(439,768)

March 31, 2011, Restated	3,000	$3	253,000,000	$253,000	$25,668,249	$(2,130,000)	$(47,251,600)	$(23,460,348)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(Restated)	(Restated)
Operating activities
Net loss	$(439,768)	$(2,947,547)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	290,803	844,048
Depreciation and amortization	1,762,607	1,742,290
Gain on issuance of common stock to affiliate for termination of service agreement	(1,303,366)	(987,159)
Net changes in other operating assets and liabilities:
Accounts receivable	(931,820)	1,892,166
Related party receivables and payables	(387,673)	(2,665,213)
Inventories	(148,448)	42,656
Prepaid expenses and other assets	(96,597)	(42,227)
Accounts payable, accrued expenses and payable to Internal Revenue Service	(3,772,955)	2,883,203

Net cash (used in) provided by operating activities	(5,027,217)	762,217

Investing activities
Purchase of property and equipment	(176,744)	(11,507)

Net cash used in investing activities	(176,744)	(11,507)

Financing activities
Redemption of common stock	(50,000)	—
Issuance of common stock	7,120,000	—
Payments on notes payable	(1,752,559)	—
Borrowings under notes payable to related party	2,953,500	1,018,000
Payments on notes payable to related party	(1,681,646)	(1,244,383)
Payments on capital lease obligation	(3,528,229)	(371,995)
Payments on capital lease obligation to related party	(23,925)	(22,854)

Net cash provided by (used in) financing activities	3,037,141	(621,232)

Net (decrease) increase in cash and cash equivalents	(2,166,820)	129,478
Cash and cash equivalents at beginning of period	2,291,754	1,640

Cash and cash equivalents at end of period	$124,934	$131,118

Supplemental disclosure of cash flow information
Interest paid	$268,426	$377,756
Taxes paid	$3,244,931	$626,444
Supplemental noncash financing activities
Reduction of property and equipment and accounts payable	$—	$375,000
Exchange of debt for common stock in February 2011	$3,500,000	$—
Issuance of common stock in February 2011	$2,130,000	$—
Issuance of common stock to affiliate for termination of service agreement	$1,000,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
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
As of March 31, 2011, the Company had the following wholly-owned subsidiaries for the primarily purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States: University General Hospital, LP (“UGH LP”), University Hospital Systems, LLP (“UGH GP”), UGHS Ancillary Services, Inc (“UGHS Services”), UGHS Hospitals, Inc. (“UGHS Hospital”), UGHS Management Services, Inc. (“UGHS Management”), and UGHS Real Estate, Inc. (“UGHS Real Estate”). As of March 31, 2011, UGHS conducted operations through one operating segment.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 2 — LIQUIDITY
As of March 30, 2011, the Company incurred a net loss of $439,768. Additionally, in the three months ended March 31, 2011, the Company had a negative working capital of $41.4 million and used $5.0 million of net cash in operating activities.
Management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months. In January 2011, the Company completed a $7.1 million capital raise with the funds being used to repay payroll taxes and other liabilities. Additionally, the Company has converted certain shareholders’ debt to equity, has obtained extensions for certain bank debt maturities and is currently working with certain vendors to extend repayment terms. Finally, management believes that the March 28, 2011 merger transaction with SeaBridge Freight Corp. (see Note 4) will create additional opportunities to raise capital in the public markets. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require the Company to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 8-KA as filed with the SEC on June 14, 2011.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
As described in Note 13, the consolidated financial statements have been restated to reflect the audit adjustments made to the December 31, 2010 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three months ended March 31, 2011, originally filed on the Form 10-Q. Additionally, the consolidated financial statements as of March 31, 2011, which were originally filed on the Form 10-Q, were not reviewed by an independent public accountant in accordance with the Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”), before the filing date. This Amendment includes the consolidated financial statements for the three months ended March 31, 2011, reviewed by our auditor under SAS 100. While preparing this Amendment, the Company noted certain other adjustments to the consolidated financial statements for the three months ended March 31, 2010 were required. The audit adjustments made to the March 31, 2011 and 2010 consolidated financial statements included in this Form 10-Q/A are also described in Note 13.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At March 31, 2011, the amounts held in the banks did not exceed the insured limit of $250,000. At December 31, 2010, the amounts held in the banks exceeded the insured limit of $250,000. The Company has not incurred losses related to these deposits and believes no significant concentration of credit risk exists with respect to these cash investments.
Accounts Receivable
Accounts receivables are stated at estimated net realizable value. Significant concentrations of accounts receivables at March 31, 2011 and December 31, 2010 consist of the following:

	March 31,	December 31,
	2011	2010

Commercial and managed care providers	65%	67%
Government-related programs	33%	31%
Self-pay patients	2%	2%

Total	100%	100%
Accounts receivable are based on gross patient receivables of $38,027,069 and $44,800,018, net of contractual adjustments of $20,043,410 and $27,754,146 as of March 31, 2011 and December 31, 2010, respectively. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there are significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $5,530,458 and $5,233,688 as of March 31, 2011 and December 31, 2010, respectively.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Related Parties Receivables
Related parties receivables include employee receivables and expenses paid on behalf of affiliates, which management believes have minimal credit risk.
Inventories
Inventories, consisting primarily of pharmaceuticals and supplies inventories, are stated at cost, which approximates market, using the first-in, first-out method and are expensed as used.
Property and Equipment
Property and equipment are initially stated at cost and fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms, and the related obligations are recorded as debt. Amortization of assets under capital leases and of leasehold improvements is included in depreciation expense. The Company records operating lease expense on a straight- line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. The Company amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term. The estimated useful life of each asset is as follows:

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

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The Company records and reviews its uncertain tax positions quarterly. Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated. While the Company believes that its reserves for uncertain tax positions are adequate, the settlement of any such exposures at amounts that differ from current reserves may require the Company to materially increase or decrease its reserves for uncertain tax positions.
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

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Subsequent Events
The Company evaluates subsequent events through the date when financial statements are issued. The Company, which files reports with the SEC, considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on EDGAR, the SEC’s Electronic Data Gathering, Analysis and Retrieval system.
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

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 4 — MERGER
On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (“UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (“UGH GP”), a Delaware limited liability partnership (collectively “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of SeaBridge common stock, a majority of the common stock, to the former partners of the UGH Partnerships.
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
NOTE 5 — PROPERTY AND EQUIPMENT, NET
Property and equipment at March 31, 2011 and December 31, 2010 consists of the following:

	March 31,	December 31,
	2011	2010
Buildings	$27,406,478	$27,406,478
Machinery and equipment	29,592,665	29,439,203
Leasehold improvement	21,353,505	21,348,505
Computer equipment and software	3,511,547	3,493,265

	81,864,195	81,687,451
Less accumulated depreciation and amortization	(30,225,906)	(28,463,299)

	$51,638,289	$53,224,152

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 6 — NOTES PAYABLE
Lines of Credit
On March 27, 2006, UGH LP entered into a line of credit agreement with a financial institution providing UGH LP with a $8,000,000 secured revolving credit facility with interest rate of 6.0% at March 31, 2011 and December 31, 2010, respectively, originally maturing April 30, 2011, secured by all assets of UGH LP. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit to January 15, 2012.
On September 1, 2006, UGH GP entered into a line of credit agreement with a financial institution providing UGH GP with a $1,500,000 secured revolving credit facility with interest rate of prime rate plus .5% (3.75% at March 31, 2011 and December 31, 2010), originally maturing April 30, 2011, secured by all assets of UGH GP. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit to January 15, 2012.
As of March 31, 2011 and December 31, 2010, the Company had outstanding balances on their lines of credit of $8,450,000 and unused availability under their lines of credits of $1,050,000. The Company’s lines of credit contain restrictive financial covenants. Throughout 2010 and subsequent to December 31, 2010 through the issuance of the accompanying consolidated financial statements, the Company was not in compliance with certain of the financial covenants contained within line of credit agreements. However, as the Company obtained an extension of the lines of credit to January 15, 2012 and obtained a waiver for the financial covenant violations, the Company has classified the lines of credit as long-term liabilities at December 31, 2010 in the consolidated financial statements. The lines of credit were classified as short-term liabilities at March 31, 2011. For the three months ended March 31, 2011 and 2010, the Company recognized interest expense on the line of credit of $122,978 and $129,217, respectively.
Notes Payable
The Company’s third party notes payable consisted of the following:

	March 31,	December 31,
	2011	2010
Note payable to a financial institution due January 15, 2012, monthly principal payments of $150,000 for January 2011 to June 2011, and $200,000 for July 2011 to January 2012 with interest at 6%	$6,750,000	$7,200,000
Notes payable to a financial institution guaranteed by shareholders, due April 4, 2011, interest at 7%	1,629,925	2,561,623
Note payable to a financial institution due on demand, with interest at prime (3.25% at March 31, 2010 and December 31, 2010)	982,079	982,079
Notes payable to a financial institution due on September 30, 2009, with interest at LIBOR plus 2.25% (5.25% at March 31, 2011 and December 31, 2010)	1,453,467	1,604,063
Note payable to individuals due on demand, interest at 15%	180,000	300,000
Notes payable to Medicare, interest at 11% due October 1, 2013	468,791	507,295
Notes payable due on demand guaranteed by shareholders, with 0% - 6.25% interest	292,416	403,482
Non-interest bearing note payable due on demand to a shareholder.
Note was paid in full in January, 2011	—	250,695
Non-interest bearing note payable to an individual due March 31, 2012	260,000	—

Total debt	12,016,678	13,809,237
Less: current portion	(11,834,962)	(8,321,298)

Total debt, less current portion	$181,716	$5,487,939

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 6 — NOTES PAYABLE (continued)
The Company has notes payable with a financial institution of $1,453,467, which are past due and in default thus classified in current notes payable at March 31, 2011 and December 31, 2010.
As of March 31, 2011 and December 31, 2010, certain of Company’s notes payable were secured by the Company’s total assets.
Throughout 2010 and subsequent to December 31, 2010 through the issuance of the accompanying consolidated financial statements, the Company was not in compliance with certain financial covenants related to its note payable due to a financial institution of $6,750,000 and $7,200,000 at March 31, 2011 and December 31, 2010, respectively. In June 2011, the Company and the financial institution agreed to extend the terms of the note payable to January 2012, modified the monthly payments of the note payable, and provided a waiver to the Company for violations of financial covenants at March 31, 2011 and December 31, 2010. As a result, the Company classified the amounts due in 2012 as long-term at December 31, 2010. The note payable was classified as short-term at March 31, 2011.
For the three months ended March 31, 2011 and 2010, the Company recognized interest expense on the notes payable of $213,132 and $279,967, respectively. The Company accrued interest payable of $277,974 and $206,205, as of March 31, 2011 and December 31, 2010, respectively, related to its notes payable.
Total principal payment obligations relating to the Company’s third party long-term debt are as follows, as of March 31, 2011:

Year ending March 31,
Fiscal 2012	$11,834,962
Fiscal 2013	181,716
Thereafter	—

Total	$12,016,678

See further discussion regarding the related party notes payable in Note 12.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 7 —LEASE OBLIGATIONS
Capital Leases
The Company has 17 capital lease obligations with 7 financing companies, collateralized by underlying assets having an aggregate net book value of $28,993,086 at March 31, 2011. These obligations have stated interest rates ranging between 4.18% and 17.22%, are payable in 13 to 360 monthly installments, and mature between August 1, 2011 and July 30, 2036. As of March 31, 2011 and December 31, 2010, the Company had capital lease obligations of $39,752,585 and $43,304,739, respectively. Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at March 31, 2011, are summarized as follows:

	Related Party	Third Party
	Lease	Leases	Total
2012	$1,688,469	$8,935,254	$10,623,723
2013	2,323,333	221,937	2,545,270
2014	2,323,333	53,472	2,376,805
2015	2,323,333	—	2,323,333
2016	2,323,333	—	2,323,333
Thereafter	57,212,744	—	57,212,744

Total minimum lease payments	68,194,545	9,210,663	77,405,208
Less amounts representing interest	(37,038,535)	(614,088)	(37,652,623)

Present value of minimum lease payments	31,156,010	8,596,575	39,752,585
Less: current portion	(174,347)	(8,129,626)	(8,303,973)

Long term portion	$30,981,663	$466,949	$31,448,612

The Company violated a capital lease debt covenant with a third party and recorded all of the related capital lease obligation of $5,706,156 and $6,687,253 as a current liability as of March 31, 2011 and December 31, 2010, respectively.
See further discussion regarding the related party capital lease obligation in Note 12 and property and equipment held under capital leases in Note 5.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
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
Prexus
On December 4, 2009, Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and APS in the 270th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services and (ii) $608,005 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services. UGH LP and APS terminated these contracts effective September 9, 2009. Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortuous interference of Prexus contracts. In October 2010, UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.
After a two week trial that began April 11, 2011, a Texas jury made certain findings against UGH LP (including as a guarantor of APS’s obligations to Prexus) including breaches of both the PSA and CSA and awarded Prexus approximately $2.9 million in damages against UGH LP, which included approximately $2.1 million in lost profits. The trial court has not yet entered judgment in this case. Nevertheless, we believe the verdict is not supported by the evidence presented at trial and have moved to set aside the verdict in rendering its judgment. In addition, UGH LP intends to appeal any trial court judgment that upholds this jury verdict. At March 31, 2011 and December 31, 2010, UGH LP accrued $861,000 relative to services rendered in the past.
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
On November 22, 2010, UGH LP filed counterclaims against Siemens seeking approximately $5,850,000 against Siemens for breach of contract, negligent representation and breach of warranty based on Siemens breach of the Lease Agreements and the IT Agreements.
On February 28, 2011, the court signed an order granting partial summary judgment in favor of Siemens and against UGH LP as to its liability for breach of the Lease Agreements, but not as to damages sought by Siemens. The case is currently in discovery and is set for a two week trial beginning on March 12, 2012.
At March 31, 2011 and December 31, 2010, UGH LP accrued $3,941,429 for the IT portion of this claim. Additionally, UGH LP has recorded capital leases for the equipment associated with claim of $2,700,557 and $2,664,894 as of March 31, 2011 and December 31, 2010, respectively.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 8 — COMMITMENTS AND CONTINGENCIES (continued)
Internal Revenue Service Audit
UGH LP currently owes the Internal Revenue Service approximately $1,302,000 in past due payroll taxes for the fourth quarter of 2009 and $710,000 for the second quarter of 2010. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis and believe resolution will be reached without litigation proceedings. At March 31, 2011 and December 31, 2010, UGH LP accrued $3,390,509 and $5,436,041, respectively.
Employee Benefit Plans
UGH LP offers a 401(k) retirement and savings plan that covers substantially all of its employees, through which UGH LP provides discretionary matches to employees. For the three months ended March 31, 2011 and 2010, UGH LP did not make any contribution.
Operating Leases
The Company had non-cancelable operating leases for equipment which expire in August 2011. The Company will incur future minimum lease payments of $11,229 in 2011.
Rent expense for the three months ended March 31, 2011 and 2010 was $101,658 and $161,417, respectively.
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
Emergency Center and UGH LP also entered into a management services agreement whereby the Emergency Center provides ongoing administrative and management services to UGH LP for this department. All agreements have an initial term of two years beginning February 25, 2011, plus an automatic renewal options for an additional one year periods. In consideration for such services, UGH LP pays an agreed percentage of all revenue received for each Emergency Center patient less the lease expenses and other expenses for these operations as defined in the agreement.
UGH LP also retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 following any termination of that agreement. For the three months ended March 31, 2011, UGH LP did not incur any operating and rent expense.
NOTE 9 — GAIN ON EXTINGUISHMENT OF LIABILITIES
In the three months ended March 31, 2011 and 2010, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended March 31, 2011 and 2010, the Company recognized a gain on extinguishment of liabilities of $1,303,366 and $987,159, respectively.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 10 — EQUITY
Common Stock Offerings
On February 15, 2011, prior to the closing of the Merger, the Company entered into a Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in the aggregate 56,388,831 shares of common stock at a purchase price of approximately $0.13 per share. The aggregate purchase price paid by the Purchasers for the common stock was $7,120,000. The Company used the proceeds to pay tax payments, certain outstanding loan balances, and certain capital lease settlements, and for working capital purposes. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.
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
Issuance of Common Stock to Affiliate for Termination of Service Agreement
Certain shareholders of the Company organized Ascension Physician Solutions, LLC (“APS”) as a hospital management company. In September 2006, UGH LP and APS have entered into a Management Services Agreement (the “Management Agreement”), pursuant to which APS provided management services to UGH LP. In consideration for such services, UGH LP was obligated to pay APS a management fee of 5.0% of the net revenues of the Hospital. “Net revenues” are defined in the Management Agreement as the Hospital’s gross revenues, less adjustments for special contractual rates, charity work and an allowance for uncollectible accounts, all determined in accordance with generally accepted accounting principles.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 10 — EQUITY (continued)
On February 28, 2011, prior to the Merger, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS, valued at a purchase price of $1.0 million. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. Additionally, the Company assumed APS’ loan obligations of approximately $740,000, and APS cancelled the receivable due from the Company approximately of $2,543,000. For the three months ended March 31, 2011, the Company recorded gains from cancellation of liability of approximately of $803,000.
Exchange of Profit Interest for Common stock
Effective August 10, 2009, the Company entered into an agreement with a creditor to terminate and replace an existing note payable with 2.5% equity interest of the Company, 1% of the Company’s Profit Interest, and a term note payable of $20,000 monthly payment for 99 months. At March 28, 2011, the 1% Profit Interests was exchanged for 2,204,000 shares of common stock of the Company along with the Merger. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.
NOTE 11 — INCOME TAXES
No provision for federal income taxes has been recognized for the three months ended March 31, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential. The current period income tax expense is solely attributable to state taxes accrued during the period.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in a reasonable period of time. In making this determination, it considers all available positive and negative evidence and makes certain assumptions, including, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and its outlook for future years. At March 31, 2011 and December 31, 2010, the Company provided a full valuation allowance for its deferred tax assets, as it is more likely than not that these assets will not be realized in a reasonable period of time.
The Company accrued $0 and $82,651 interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 or in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 12 — RELATED PARTY TRANSACTIONS
Related Party Capital Lease Obligation
Cambridge Properties (“Cambridge”) owns the land and building on which University General Hospital is located, and Cambridge is owned by one of the shareholders of the Company. UGH LP has leased the hospital space from Cambridge Properties pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant’s option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that UGH LP pays its pro rata share of the operating expenses. The obligations of UGH LP under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company. UGH LP has previously been in litigation with Cambridge Properties concerning monetary default of certain rent obligations under the Lease Agreement. UGH LP has cured such defaults and makes periodic payments of rent as permitted by current cash flow requirements. Should UGH LP’s relationship with Cambridge Properties deteriorate further, UGH LP will be required to devote additional resources to protect its rights under the Lease Agreement. There can be no assurance that UGH LP’s efforts in any litigation with Cambridge Properties will be successful. Adverse outcomes in any such proceedings will result in substantial harm to UGH LP and its business operations.
As of March 30, 2011 and December 31, 2010, UGH LP recorded a related party capital lease obligation of $31,156,010 and $31,179,935, respectively. Additionally, during the three months ended March 30, 2011 and 2010, the Company incurred amortization expense of $171,290 and interest expense of $516,385 and $517,456, respectively, related to the capital lease obligation with Cambridge.
At March 31, 2011 and December 31, 2010, UGH LP had a related party receivable of $234,598 and $170,340, respectively, from Cambridge principally related to an overpayment of overhead allocation expenses during 2010. During the three months ended March 31, 2011 and 2010, UGH LP incurred overhead allocation expenses and parking expenses from Cambridge of $258,076 and $320,637, respectively, which were recorded as general and administrative expenses in the combined statements of operations.
Management Services Agreements
Certain shareholders of the Company have organized Ascension Physician Solutions, LLC (“APS”), a Texas limited liability company, as a service company. UGH LP and APS have entered into a management services agreement, pursuant to which APS provides management services to UGH LP for an initial term of five (5) years. Compensation under this agreement is based 5% of net revenue recorded in the financial statements. This agreement was terminated on February 28, 2011. See Note 10.
The Company incurred the management services fee of $461,000 and $474,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company accrued $0 and $2,476,211 management services fees, respectively.
In addition, UGH GP had a related party payable to APS of $0 and $173,500 as of March 31, 2011 and December 31, 2010, respectively, as a result of an advance from APS.
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

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 12 — RELATED PARTY TRANSACTIONS (continued)
The Company believes the terms of the transaction between SYBARIS and UGH LP are fair, reasonable and reflects fair market value. UGH LP recorded $1,014,559 and $678,000 services fee to SYBARIS for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, UGH LP accrued $359,000 and $364,725 services fees, respectively.
Certain shareholders of the Company have organized Autimis LLC (“Autimis”), a Texas limited liability company, as a billing, collection and coding company. UGH LP and Autimis have entered into a consulting services agreement, pursuant to which Autimis provides billing services to UGH LP. For the three months ended March 31, 2011 and 2010, UGH LP incurred total service expenses of approximately $338,000 and $177,000. As of March 31, 2011 and December 31, 2010, UGH LP accrued approximately $127,962 and $27,800 services fees, respectively. The Company believes these payments to Autimis are fair and reasonable.
Other Related Party Transactions
Ascension Surgical Assistants (“ASA”) and Universal Surgical Staffing (“USS”) previously provided billing/collection services on behalf of the Company, but have since ceased operations in 2010 and 2009, respectively. As of March 31, 2011 and December 31, 2010, the Company recorded a related party payable owed to ASA of $110,098 and $332,074, respectively, as a result of advances provided to UGH LP. As of March 31, 2011 and December 31, 2010, UGH LP recorded a related party payable owed to USS of $17,018 and $16,843, respectively, as a result of advances provided to the Company.
The Company also makes advances to and receives advances from certain other entities owned by UGH LP and UGH GP. At March 31, 2011 and December 31, 2010, the Company had a net receivable/(payable) of $25,641 and ($36,234), respectively to these entities.
As of March 31, 2011 and December 31, 2010, a shareholder of UGH GP owes UGH GP $438,820 for advances.
During the periods ended March 31, 2011 and December 31, 2010, respectively, the Company received non-interest bearing advances from its Chief Executive Officer for working capital purposes, and the Company made non-interest bearing advances to the Chief Executive Officer. At March 31, 2011 and December 31, 2010, the Company recorded a $0 and $24,518 related party receivable from the Chief Executive Officer.
Receivables from Related Parties
Receivables from related parties include employee advances and advances to affiliates and consisted of the following:

	March 31,	December 31,
	2011	2010
Receivable from former executive of UGH GP	$438,820	$438,820
Receivable from Chief Executive Officer	—	24,518
Receivable from Cambridge	234,598	170,340
Receivable from other related parties	25,641	—

	$699,059	$633,678

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 12 — RELATED PARTY TRANSACTIONS (continued)
Payables to Related Parties
Payables to related parties include advances from employees and affiliates and consisted of the following:

	March 31,	December 31,
	2011	2010
Payable to APS	$—	$2,649,711
Payable to ASA	110,098	332,074
Payable to USS	17,018	16,843
Payable to Autimis	32,800	27,800
Payable to Sigma	15,575	39,446
Payable to Chief Executive Officer	—	—
Interest on notes payable to shareholders	1,315,063	1,248,118
Payable to SYBARIS	359,105	364,725
Payable to other related party entities	—	36,234

	$1,849,659	$4,714,951

Notes Payable to Related Parties
Notes payable — related parties consist of the following:

	March 31,	December 31,
	2011	2010
UGH GP note payable to a shareholder, payable on demand, bearing interest at 10%	$1,923,000	$1,923,000
UGH LP subordinated promissory notes payable to shareholders, payable in 2028, bearing interest at 15%	700,000	800,000
UGH LP non-interest bearing notes payable to shareholders, payable on demand	343,750	482,461
UGH LP note payable to a shareholder, payable in $20,000 monthly installments through 2017, interest imputed at 2.88%, with a discount of $135,113 and $152,984 at March 31, 2011 and December 31, 2010, respectively, and principal owed of $1,580,000 and $1,640,000 at March 31, 2011 and December 31, 2010, respectively	1,444,886	1,487,016
UGH LP various notes payable to shareholders, payable on demand, bearing interest at 4.25% - 10%	255,109	1,422,414

Total notes payable to related parties	4,666,745	6,114,891
Less: current portion	(2,321,858)	(4,027,650)

Notes payable to related parties, less current portion	$2,344,887	$2,087,241

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 12 — RELATED PARTY TRANSACTIONS (continued)
Future principal payment obligations related to the Company’s related party notes payable are as follows, as of March 31, 2011:

Year ending March 31,
2012	$2,321,858
2013	391,965
2014	317,166
2015	222,496
2016	227,955
Thereafter	1,185,305

Total	$4,666,745

Related Party Costs and Expenses
The following table summarizes related party costs and expenses that are reflected in the accompanying combined statements of operations:

	Three Months Ended March 31,
	2011	2010
Interest expense	$653,888	$664,427
Management fees	461,814	474,000
General and administrative	1,699,635	1,229,637
Amortization expense	171,290	171,290

	$2,986,627	$2,539,354

NOTE 13 — RESTATEMENT
The Company concluded that it was necessary to restate its consolidated financial statements as of December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2011 to reflect the audit adjustments made to the December 31, 2010 consolidated financial statements included in the Form 10-K, which were not reflected in the consolidated financial statements for the three months ended March 31, 2011, originally filed on the Form 10-Q. Additionally, consolidated financial statements for the three months ended March 31, 2011, originally filed on the Form 10-Q, were not reviewed by an independent public accountant in accordance with the Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”), because the audit of historical financial statements in connection with the March 28, 2011 merger transaction had not yet been completed before the filing date. Furthermore, while preparing this Amendment, the Company determined that certain additional adjustments to the consolidated financial statements for the three months ended March 31, 2011 and 2010 were required.
The aggregate impact of the restatement on the Company’s consolidated statements of operations for the three months ended March 31, 2011 was a decrease in net loss of $61,539, from $501,307 to $439,768 and for the three months ended March 31, 2010 was a decrease in net loss of $173,761, from $3,121,308 to $2,947,547. The restatement resulted in a $335,627 increase in total assets from $66,910,029 to $67,245,656, a $2,470,338 increase in total liabilities from $88,235,666 to $90,706,004, and a $2,134,711 increase in shareholders’ deficit from $21,325,637 to $23,420,348 at March 31, 2011. The restatement resulted in a $235,448 increase in total assets from $69,811,448 to $70,046,896, a $2,431,698 increase in total liabilities from $102,205,778 to $104,637,476, and a $2,196,250 increase in shareholders’ deficit from $32,394,330 to $34,590,580 at December 31, 2010.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 13 — RESTATEMENT (continued)
Restatement Impact on Statements of Operations — Three Months Ended March 31, 2011 and 2010
The impact of the above restatement on the Company’s consolidated statement of operations for the three months ended March 31, 2011 and 2010 is summarized below. The $61,539 decrease in net loss for the three months ended March 31, 2011 is primarily due to a $210,404 decrease in accrued expenses, partially offset by $67,775 increase in interest expense and an increase of $81,000 in state tax expense. The $173,761 decrease in net loss for the three months ended March 31, 2010 is primarily due to a $336,836 decrease in accrued expenses, partially offset by $48,075 increase in interest expense and an increase of $115,000 in state tax expense.

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
	As initially reported		Adjustment		As adjusted
Revenues	$15,740,108	$10,605,922	$(90)	$—	$15,740,018	$10,605,922

Operating expenses
Salaries, benefits, and other employee costs	6,144,544	4,351,292	(9,827)	—	6,134,717	4,351,292
Medical supplies	3,107,249	2,765,561	53,386	—	3,160,635	2,765,561
Other operating expenses	1,196,373	592,097	(1,196,373)	(592,097)	—	—
Management fees	—	—	1,389,655	473,826	1,389,655	473,826
General and administrative expenses	3,356,998	2,783,124	127,041	37,086	3,484,039	2,820,210
Bad debt expense	290,803	1,103,232	—	(259,184)	290,803	844,048
Gain on extinguishment of liabilities	—	—	(1,303,366)	(987,159)	(1,303,366)	(987,159)
Depreciation and amortization	1,760,248	1,738,757	2,359	3,533	1,762,607	1,742,290

Total operating expenses	15,856,215	13,334,063	(937,125)	(1,323,995)	14,919,090	12,010,068

Operating income (loss)	(116,107)	(2,728,141)	937,035	1,323,995	820,928	(1,404,146)

Interest expense	(1,111,921)	(1,380,326)	(67,775)	(48,075)	(1,179,696)	(1,428,401)
Other income, net	726,721	987,159	(726,721)	(987,159)	—	—

Loss before income tax	(501,307)	(3,121,308)	142,539	288,761	(358,768)	(2,832,547)
State income tax expense (benefit)	—	—	81,000	115,000	81,000	115,000

Net loss	$(501,307)	$(3,121,308)	$61,539	$173,761	$(439,768)	$(2,947,547)

Net loss per common share — basic and diluted
Net loss per common share	$—	$(0.03)	$—	$—	$—	$(0.03)

Weighted average shares outstanding	174,728,566	91,131,160	—	1,000	174,728,566	91,132,160

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 13 — RESTATEMENT (continued)
Restatement Balance Sheet Impact — March 31, 2011
The impact of the above restatement on the Company’s consolidated balance sheet as of March 31, 2011 is summarized below. The adjustments primarily consist of: reclassifications within assets and liabilities; reclassifications between receivables from related parties and payables to related parties; reclassification of a receivable from shareholder from assets to additional paid in capital; and a $1,084,713 increase in accumulated deficit primarily related to additional imputed interest expense for years prior to 2010, related to a note payable to related party, and the $61,539 decrease in net loss for the three months ended March 31, 2011, discussed above.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 13 — RESTATEMENT (continued)

	March 31, 2011
	As initially		As
	reported	Adjustment	restated
ASSETS
Current assets
Cash and cash equivalents	$86,645	$38,289	$124,934
Accounts receivables, net	11,300,768	1,152,433	12,453,201
Inventories	1,857,421	56,762	1,914,183
Receivables from related parties	—	699,059	699,059
Prepaid expenses and other assets	139,857	—	139,857

Total current assets	13,384,691	1,946,543	15,331,234

Property and equipment, net	51,712,566	(74,277)	51,638,289
Receivables from related parties	1,726,272	(1,726,272)	—
Other assets	86,500	189,633	276,133

Total assets	$66,910,029	$335,627	$67,245,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,336,334	$1,037,820	$13,374,154
Payables to related parties	549,929	1,299,730	1,849,659
Accrued expenses	11,440,205	(4,234,531)	7,205,674
Payable to Internal Revenue Service	—	3,390,509	3,390,509
Lines of credit	8,450,000	—	8,450,000
Notes payable, current portion	16,016,165	(4,181,203)	11,834,962
Notes payable to related parties, current portion	—	2,321,858	2,321,858
Capital lease obligations, current portion	7,580,441	549,185	8,129,626
Capital lease obligation to related party, current portion	—	174,347	174,347

Total current liabilities	56,373,074	(357,715)	56,730,789

Lines of credit			—
Notes payable, less current portion	749,791	(568,075)	181,716
Notes payable to related parties, less current portion	—	2,344,887	2,344,887
Capital lease obligations, less current portion	31,112,801	(30,645,852)	466,949
Capital lease obligation payable to related party, less current portion	—	30,981,663	30,981,663

Total liabilities	88,235,666	2,470,338	90,706,004

Shareholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	—	3
Common stock, $0.001 par value, 480,000,000 shares authorized; 253,000,000 and 120,340,214 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	253,000	—	253,000
Additional paid in capital	26,718,247	(1,049,998)	25,668,249
Shareholders’ receivables	(2,130,000)	—	(2,130,000)
Accumulated deficit	(46,166,887)	(1,084,713)	(47,251,600)

Total shareholders’ equity	(21,325,637)	(2,134,711)	(23,420,348)

Total liabilities and shareholders’ equity	$66,910,029	$335,627	$67,245,656

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 13 — RESTATEMENT (continued)
Restatement Balance Sheet Impact — December 31, 2010
The impact of the restatement on the Company’s consolidated balance sheet as of December 31, 2010 is summarized below. The adjustments primarily consist of: reclassifications within assets and liabilities; reclassifications between receivables from related parties and payables to related parties; reclassification of a receivable from shareholder from assets to additional paid in capital; and an increase in accumulated deficit primarily related to additional imputed interest expense for years prior to 2010.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 13 — RESTATEMENT (continued)

	December 31, 2010
	As initially		As
	reported	Adjustment	restated
ASSETS
Current assets
Cash and cash equivalents	$2,246,774	$44,980	$2,291,754
Accounts receivables, net	10,718,443	1,093,741	11,812,184
Inventories	1,708,974	56,761	1,765,735
Receivables from related parties	—	633,678	633,678
Prepaid expenses and other assets	52,790	—	52,790

Total current assets	14,726,981	1,829,160	16,556,141

Property and equipment, net	53,296,070	(71,918)	53,224,152
Receivables from related parties	1,701,897	(1,701,897)	—
Other assets	86,500	180,103	266,603

Total assets	$69,811,448	$235,448	$70,046,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,972,196	$851,312	$14,823,508
Payables to related parties	3,226,630	1,488,321	4,714,951
Accrued expenses	14,385,115	(6,401,006)	7,984,109
Payable to Internal Revenue Service	—	5,436,041	5,436,041
Lines of credit	8,450,000	(8,450,000)	—
Notes payable, current portion	17,276,041	(8,954,743)	8,321,298
Notes payable to related parties, current portion	—	4,027,650	4,027,650
Capital lease obligations, current portion	11,204,153	387,846	11,591,999
Capital lease obligation to related party, current portion	—	137,076	137,076

Total current liabilities	68,514,135	(11,477,503)	57,036,632

Lines of credit	—	8,450,000	8,450,000
Notes payable, less current portion	2,412,366	3,075,573	5,487,939
Notes payable to related parties, less current portion	—	2,087,241	2,087,241
Capital lease obligations, less current portion	31,279,277	(30,746,472)	532,805
Capital lease obligation payable to related party, less current portion	—	31,042,859	31,042,859

Total liabilities	102,205,778	2,431,698	104,637,476

Shareholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	—	3
Common stock, $0.001 par value, 480,000,000 shares authorized; 253,000,000 and 120,340,214 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	120,340	31,159	151,499
Additional paid in capital	13,150,907	(1,081,157)	12,069,750
Shareholders’ receivables	—	—	—
Accumulated deficit	(45,665,580)	(1,146,252)	(46,811,832)

Total shareholders’ equity	(32,394,330)	(2,196,256)	(34,590,586)

Total liabilities and shareholders’ equity	$69,811,448	$235,448	$70,046,896

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 14 — SUBSEQUENT EVENTS
On May 1, 2011, UGHS Services acquired 15% minority interest of ASP of Dickinson, LLP (“ASP”) doing business as Mainland Surgery Center (“Mainland ASC”) for $115,000. Mainland ASC is a free-standing ambulatory surgery center located in Dickson, Texas, which is approximately 20 miles south of University General Hospital. UGHS also entered into a Purchase Option Agreement with the owners of Mainland ASC entitling UGHS to acquire all or part of the remaining 85% ownership of Mainland ASC for an adjusted agreed value through April 22, 2014.
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
Acquisitions
TrinityCare
On June 28, 2011, UGHS, through wholly-owned subsidiaries, executed asset acquisitions of the TrinityCare Facilities and acquired 51% of the ownership interests of TrinityCare LLC, collectively referred to as “TrinityCare”. The acquisitions contemplated by thiese agreements were completed effective June 30, 2011 (the “Closing Date”). TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare LLC is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment.
The total purchase consideration for TrinityCare was approximately $16.5 million, consisting of: 1) $1.4 million cash, which was accrued at June 30, 2011, and payable on or before August 30, 2011; 2) an approximately $2.8 million in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 12,895,895 shares (the “Stock Consideration”) of its Common Stock, par value $0.01 per share (the “UGHS Common Stock”), valued at approximately $12.3 million, provided, that (a) 9,978,090 of such shares were delivered to Seller on the Closing Date and (b) 2,917,805 of such shares (the “Escrow Shares”) were deposited into an escrow account. The Escrow Shares will be released to Sellers on the date that is one (1) year following the Closing Date based on the Earnings Before Interest, Depreciation, Amortization and Management Fees (“EBITDAM”) (determined in good faith by UGHS) generated by the assets acquired for the twelve months ending June 30, 2012. The Sellers have all risks and rewards of ownership of the Escrow Shares while held in escrow, including voting rights. As of the acquisition date, the Company believed the issuance of the Escrow Shares was probable and therefore recorded the approximate $2.8 million fair value of the Escrow Shares as of the date of acquisition. The Company will evaluate and adjust the Escrow Shares each reporting period based on TrinityCare’s achievement of meeting its earnings targets as it relates to the Escrow Shares. Any future change in fair value of Escrow Shares will be reflected in general and administrative expenses. Following completion of the TrinityCare acquisitions, Sellers of TrinityCare owned approximately 5.4% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of TrinityCare by an independent valuation firm.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited)
NOTE 14 — SUBSEQUENT EVENTS (continued)
The total purchase price for the TrinityCare acquisitions, including the fair value of the Escrow Shares was allocated to the net tangible and intangible assets based upon their preliminary estimated fair values as of June 28, 2011 as set forth below. The excess of the preliminary purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to long term and intangible assets and certain accrued liabilities, which are subject to change, pending the finalization of valuations. The Company anticipates recognized intangible assets will include developed databases, customer and strategic partner relationships for existing and potential senior living developments, trade names and trademarks. The goodwill of $25,453,475 is deductible for income tax purposes.

(in thousands)
Current assets	$743
Property and equipment	13,697
Other noncurrent assets	642
Accounts payable and accrued expenses	(1,450)
Deferred revenue	(24)
Notes payable, short term portion	(114)
Notes payable, less short term	(18,692)
Goodwill	25,453

Total fair value of net assets acquired	20,255
Less: goodwill attributable to non-controlling interest	(3,781)

Total purchase consideration	$16,474

Current assets include accounts receivable with fair value of $244,656, consisting of $243,186 of gross receivables contractually due, net of estimated uncollectible amounts of $1,470. Goodwill of approximately $25.5 million includes goodwill attributable to both the Company’s and non-controlling interest. The fair value of goodwill attributable to non-controlling interest was estimated to be approximately $3.8 million and was based on the purchase price the Company paid for its 51% ownership interest of TrinityCare LLC. The goodwill balance is primarily attributable to TrinityCare’s assembled workforce and the expected synergies and revenue opportunities when combining the senior living communities with the Company’s integrated healthcare network.
On June 30, 2011, separate and apart from the TrinityCare acquisitions, the Company through wholly-owned subsidiaries entered into Profit Participation Agreements (“Profit Agreements”) with one of the minority members (“Member”) of each of the Sellers of the TrinityCare Facilities. Pursuant to the Profit Agreements, through which the Company granted a 10% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements for each of the facilities in exchange for specified future and on-going duties and services to be provided by the Member for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year, at each quarter end.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited) (Restated)
NOTE 14 — SUBSEQUENT EVENTS (continued)
Autimus
On June 30, 2011, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimus”), pursuant to which the Company acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis has provided billing, coding and other revenue cycle management services to University General Hospital, our 72 bed general acute care hospital in Houston, since September 2009 under separate service agreements. The Company acquired Autimus to further its integrated regional diversified healthcare network. The Company has included the financial results of Autimus in the consolidated financial statements from the date of acquisition. Autimus is included in the Revenue Management operating segment.
The total purchase consideration for Autimus was approximately $8.3 million, consisting of the issuance by UGHS of 9,000,000 shares (the “Autimus Stock Consideration”) of the Company’s Common Stock. Following completion of the Autimus acquisition, Sellers of Autimus owned approximately 3.3% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of Autimis by an independent valuation firm.
The total purchase price for the Autimis acquisitions was allocated to the net tangible and intangible assets based upon their preliminary estimated fair values as of June 30, 2011 as set forth below. The excess of the preliminary purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to long term and intangible assets and certain accrued liabilities, which are subject to change, pending the finalization of valuations. The Company anticipates recognized intangible assets will include developed technology and databases and trade name and trademark.

(in thousands)
Current assets	$345
Property and equipment	93
Accounts payable and accrued expenses	(70)
Goodwill	7,912

Total purchase consideration	$8,280

Current assets with aggregate fair value of $345,000 include accounts receivable with fair value of $121,408. The goodwill of $7.9 million is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimus’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimus within the Company’s integrated solutions.

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
Following the Merger we consummated acquisitions of complementary businesses, further discussed below, and as of May 23, 2011, we currently own or operate the following centers:
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
As of March 31, 2011, we operated under a single segment of business. As we implement our business plan, we expect to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. We intend to aggressively pursue our acquisitions strategy for the remainder of 2011 and beyond.
University General Hospital
University General Hospital (“UGH” or the “Hospital”) is located at 7501 Fannin Street, Houston, Texas, near Texas Medical Center. UGH provides high-quality, cost-effective healthcare services for the communities served by Texas Medical Center. The Hospital offers a variety of medical and surgical services with 72 beds, including six intensive care unit beds. The Hospital provides impatient, outpatient and ancillary services including impatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy. UGH provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

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
All agreements have an initial term of two years beginning February 25, 2011, plus an automatic renewal options for an additional one year periods. In consideration for such services, UGH LP pays an agreed percentage of all revenue received for each Emergency Center patient less the lease expenses and other expenses for these operations as defined in the agreement. UGH LP also retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 following any termination of that agreement.
Mainland Surgery Center
In May 2011, UGHS Services acquired a 15% minority interest of ASP of Dickinson, LLP doing business as “Mainland Surgery Center” (“Mainland ASC”) for $115,000. Mainland ASC is a free-standing ambulatory surgery center located in Dickinson, Texas, which is approximately 20 miles south of UGH. UGHS also entered into a Purchase Option Agreement with the owners of Mainland ASC entitling UGHS to acquire all or part of the remaining 85% ownership of Mainland for an adjusted agreed value through April 22, 2014.
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
In addition, hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Once certified by Medicare, hospitals undergo periodic on-site surveys in order to maintain their certification. Our hospital participates in the Medicare program.
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
A violation,or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.
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
Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.
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
Texas Statutory and Regulatory Risks
Illegal Remuneration Law. The Texas Illegal Remuneration Statute (Chapter 102 of the Texas Occupations Code) (the “Texas Remuneration Statute”) mirrors the federal Anti-Kickback Law, except that it applies to all healthcare services, regardless of the source of payment. The Texas Remuneration Statute, makes it illegal to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual to or from a person licensed, certified or registered by a state health care regulatory agency. The penalty for violating this prohibition ranges from a Class A misdemeanor to a third degree felony. The Texas Remuneration Statute does, however, permit any payment, business arrangement, or payment practice permitted under the Anti-Kickback Law or any regulation adopted thereunder, provided the relationship is appropriately disclosed. The Company intends for all business activities and operations of the Company and the UGH LP to conform in all respects with the Texas Remuneration Statute, but no assurances can be given that the Company and UGH LP’s activities will not be reviewed and challenged under this statute.

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
Other Texas Statutes. Texas has laws which prohibit various business practices including the corporate practice of medicine, fee splitting, and commercial bribery. In essence, the corporate practice of medicine prohibition, as established by case law and interpretive opinions of the Texas Attorney General, provides that an individual or entity that is not licensed to practice medicine may not employ a physician and receive the fees for the physician’s professional services. Further, Texas case law has established that other arrangements, besides employment of the physician by the non-licensed individual or entity, may result in the application of the corporate practice of medicine prohibition. Arrangements that are viewed as “fee splitting” or “fee sharing” arrangements between the non-licensed person or entity and the licensed physician could also be problematic from a state law perspective. There have been numerous bills filed in the Texas legislature to remove or modify the Texas corporate practice of medicine doctrine, but no such legislation has passed to date in connection with private hospitals.
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Our net operating revenues consist primarily of revenues derived from patient care services and other non-patient care services. Total revenues increased $5.1 million (48%) to $15.7 million for the three months ended March 31, 2011, as compared to $10.6 million for the three months ended March 31, 2010. The increase in net revenue was primarily as a result of increased inpatient volumes, and the new emergency centers, University General Hospital -Hyperbaric Wound Care Center and EliteCare Emergency Center were opened during the second half of 2010. As a result, the Company has experienced an increase in collection rate of nearly 2 percentage points due to higher payment rates on inpatient accounts.
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
General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services. General and administrative expenses increased $0.7 million (24%) to $3.5 million for the three months ended March 31, 2011 as compared to $2.8 million for the three months ended March 31, 2010.
Management fees increased $0.9 million to $1.4 million for the three months ended March 31, 2011 as compared to $0.5 million for the three months ended March 31, 2010. Management fees increased primarily due to additional management fee expenses for the new emergency centers opened during 2010.

As claims are denied and the related receivables age during the appeal process, our provision for doubtful accounts increases as a percent of net revenues. When Medicare contractors cease denials and our recoveries of previously denied claims exceed the dollar value of new claims added to our outstanding receivables balance, our provision for doubtful accounts decreases as a percent of net revenues. Provision for doubtful accounts decreased $0.5 million (66%) to $0.3 million for the three months ended March 31, 2011 as compared to $0.8 million for the three months ended March 31, 2010. The decrease in the provision for doubtful accounts is primarily the result of continued collection efforts offset by the timing and aging of these denials. In addition, we continue to benefit from the enhancements we made to our processes around the capture and recovery of Medicare-related bad debts.
Depreciation and amortization remains consistent of $1.7 million among quarter over quarter primarily as a result of no significant property and equipment were purchased during 2010 and 2011.
Interest expenses decreased $0.2 million (17%) to $1.2 million for the three months ended March 31, 2011 as compared to $1.4 million for the three months ended March 31, 2010. The decreased in Interest expense and fees was due primarily to a decrease in our average interest rate and continuing pay down of long term debt. Our average interest rate decreased as a result of current market.
Net loss was $0.4 million for the three months ended March 31, 2011, compared to net loss of $2.9 million for the three months ended March 31, 2010.
Liquidity and Capital Resources
UGHS generated ($2.2 million) and $0.1 million of cash flow for the three months ended March 31, 2011 and March 31, 2010, respectively. Cash flow from operating activities decreased $5.0 million, or 760%, compared to an increase of $0.8 million in the prior year. This decrease was primarily caused by continuing to pay down payables.
During the three months ended March 31, 2011, our cash used in investing activities was $0.2 million, consisting of purchasing of property and equipment.
During the three months ended March 31, 2011, net cash flow provided by financing activities was $3.0 million, compared to a $0.6 million in the period ended March 31, 2010. The increase over the prior year was primarily caused by $7.1 million from an internal capital raise prior to going public. The funding was used to continue pay down short-term notes and accounts payable.
Net working capital was ($41.4 million) as of March 31, 2011, compared to approximately ($53.8 million) as of March 31, 2010. This increase in liquidity is due to the continued reduction of accounts payable and short-term debt from the cash flow provided as well as the capital raise during the first quarter.
The Company intends to complete a series of transactions comprising a refinancing and restructuring plan (the “Restructuring Plan”) of certain current debt obligations consisting of (i) the conversion of $7 million (out of $15.2 million currently outstanding) advancing loans with Amegy Bank into permanent financing facilities, (ii) the completion of a new revolving line of credit secured by the Hospital’s accounts receivables, (iii) work-outs of the Company’s accounts payable with its trade creditors and equipment providers, as many of these accounts are in default, and (iv) work-outs of taxes payable with the IRS and other taxing authorities. Management believes that this can be achieved by the end of 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the accompanying Notes to our Consolidated Financial Statements, for further descriptions of our major accounting policies and for information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.
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
Allowance for Doubtful Accounts
Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At March 31, 2011 and December 31, 2010, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals, we verify insurance coverage prior to their first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.
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

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	March 31, 2011	December 31, 2010
Government payors and insured receivables	98%	98%
Self-pay receivables (including deductible and co-payments)	2%	2%

Total	100%	100%
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to our accompanying Consolidated Financial Statements.

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
Based on the evaluation described above, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including the Company’s lack of an audit committee. To mitigate these weaknesses we have engaged an outside accounting firm to assist us with accounting and financial reporting, including internal controls over financial reporting.
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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Prexus
On December 4, 2009 Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and APS in the 270 th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services and (ii) $608,005 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services. UGH LP and APS terminated these contracts effective September 9, 2009. Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortuous interference of Prexus contracts. In October 2010 UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.
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
Siemens
On June 29, 2010, Siemens Medical Solutions USA, Inc. (“Siemens”) sued UGH LP in the 215 th District Court of Harris County, Texas, Cause No. 2010-40305, seeking approximately $7,000,000 for alleged breaches of (i) a Master Equipment Lease Agreement dated August 1, 2006 and related agreements (the “Lease Agreements”), pursuant to which UGH LP leased certain radiology equipment and (ii) an Information Technology Agreement dated March 31, 2006 and related agreements (the “IT Agreements”) pursuant to which Siemens agreed to provide an information technology system, software and related services. On November 22, 2010 UGH LP filed counterclaims against Siemens seeking approximately $5,850,000 against Siemens for breach of contract, negligent representation and breach of warranty based on Siemens breach of the Lease Agreements and the IT Agreements. On February 28, 2011, the court signed an order granting partial summary judgment in favor of Siemens and against UGH LP as to UGH LP’s liability for breach of the Lease Agreements, but not as to damages sought by Siemens. The case is currently in discovery and is set for a two week trial beginning on March 12, 2012.
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
For a further description of the Company’s legal proceedings, see “Commitments and Contingencies,” Note 8 to the Notes to the Consolidated Financial Statements.

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
We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls or the failure of controls that have been established could adversely impact our public disclosures regarding our business, financial condition or results of operations. Management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of those internal controls or our independent registered public accounting firm’s report on our internal controls may have an adverse effect on the price of our common stock and may require significant management time and resources to remedy.

Our liability insurance may not be sufficient to cover all potential liability.
We may be liable for damages to persons or property that occur at our business. Although we will attempt to obtain general and professional liability insurance, we may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain various exclusions, we will not be insured against all possible occurrences.
As is typical in the healthcare industry, our business is subject to claims and legal actions by patients in the ordinary course of business. To cover these claims, we procure and maintain professional malpractice liability insurance and general liability insurance in amounts that we believe to be sufficient for our operations, although some claims may exceed the scope of the coverage in effect. We also maintain umbrella coverage for our operations. Losses up to our self-insured retentions and any losses incurred in excess of amounts maintained under such insurance are funded from working capital.
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
The continued services of our executive officers and other key individuals are essential to our success. Any of our key employees and individuals, including our Chairman, Hassan Chahadeh, M.D., and our, Chief Financial Officer, Michael L . Griffin, may resign at any time. These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business. We do not currently have key person life insurance policies covering any of our employees.
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
We currently owe approximately $3,290,000 to various taxing authorities, including the Internal Revenue Service. As of August 11, 2011, we have paid $1,271,000 and the current amounts due are $2,019,000. We are currently working on satisfying such tax liabilities. However, there can be no assurance that any liability owed to such taxing authorities will be resolved to the satisfaction of our company, which in turn, may adversely affect our business and results of operations.

We do not own the land on which our primary hospital is located and, as such, are subject to a Lease Agreement with Cambridge Properties and various risks related to such lease arrangement.
Cambridge Properties owns the land and building on which UGH is located. UGH has leased the hospital space from Cambridge Properties pursuant to a lease agreement (the “Lease Agreement”). The Lease Agreement is a “triple net” lease with an initial term of ten (10) years beginning October 1, 2006, plus tenant’s option to renew the term for two additional ten (10) year periods. In previous years, we have been in litigation with Cambridge Properties concerning the rights and obligations under the Lease Agreement, including expenses chargeable to us as additional rent. In addition, we have responded to notices of past due rent by making periodic payments of rent as permitted by our current cash flow requirements. If we fail to make rent payments in the future or are otherwise in default of the Lease Agreement, the Lease Agreement may be terminated and we would have no further right to occupy and operate UGH. There can also be no assurance that our efforts in any future litigation with Cambridge Properties will be successful. Adverse outcomes in any such proceedings will result in substantial harm to our business operations.
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
In response to growing public concerns over the presence of contaminants affecting health, safety, and the quality of the environment, federal, state, and local governments have enacted numerous laws designed to clean up existing environmental problems and to implement practices intended to minimize future environmental problems. The principal federal statutes enacted in this regard are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Resource Conservation Recovery Act of 1976 (“RCRA”). CERCLA addresses the practices involved in handling, utilizing, and disposing of hazardous substances, and imposes liability for cleaning up contamination in soil and groundwater. Under CERCLA, the parties who may be liable for the costs of cleaning up environmental contamination include the current owner of the contaminated property, the owner of the property at the time of contamination, the person who arranged for the transportation of the hazardous substances, and the person who transported the hazardous substances. RCRA provides for a “cradle to grave” regulatory program to control and manage hazardous wastes, and is administered by the United States Environmental Protection Agency (“EPA”). RCRA sets treatment and storage requirements for hazardous wastes, and requires that persons who generate, transport, treat, store, or dispose of hazardous wastes meet EPA permit requirements and follow EPA guidelines. We may, in certain aspects of our business, be subject to CERCLA and RCRA. Specifically, by owning our primary hospital, we could become liable under CERCLA for the costs of cleaning up any contamination on the site of our hospital.

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
Our common stock will be subject to the requirements of Rule 15(g) 9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.
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

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.
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
None.

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

Exhibit
No.		Description

10.1	*	Form of Subscription Documents for private placement investors in limited partner units of University General Hospital, L.P.
10.2	*	Employment Agreement dated January 14, 2011 between University General Hospital, L.P. and Edward T. Laborde, Jr.
10.3	*	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D.
10.4	*	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Felix Spiegel, M.D.
10.5	*	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel
10.6	*	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D
10.7	*	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Michael L. Griffin
10.8	*	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Edward T. Laborde, Jr.
10.9	*	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel
10.10	*	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Rusty Shelton
10.11	*	Termination of Management Agreement dated February 28, 2011 between University General Hospital, L.P. and Ascension Physician Solutions, LLC
31.1	**	Certification of Chief Executive Officer pursuant to SEC Rule 13(a)-14(a).
31.2	**	Certification of Chief Financial Officer pursuant to SEC Rule 13(a)-14(a).
32.1	**§	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the U.S. Code.

*	Previously filed and incorporated by reference as the same Exhibit to the Company’s Form 10-Q filed May 24, 2011.

**	Filed herewith

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Dated: August 15, 2011	By:	/s/ Hassan Chahadeh
		Name:	Hassan Chahadeh, M.D.
		Title:	Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Michael L. Griffin
		Name:	Mr. Michael L. Griffin
		Title:	Chief Financial Officer