Form 10-Q
period 2011-06-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-08-15
CIK 1383960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2011, there were 274,895,895 shares of the issuer’s common stock outstanding.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$200,003	$2,291,754
Accounts receivables, net	15,260,711	11,812,184
Inventories	1,994,793	1,765,735
Receivables from related parties	621,860	633,678
Prepaid expenses and other assets	457,875	52,790

Total current assets	18,535,242	16,556,141

Investments in unconsolidated affiliates	115,000	—
Property and equipment, net	63,861,625	53,224,152
Goodwill	33,365,278	—
Other assets	908,275	266,603

Total assets	$116,785,420	$70,046,896

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$15,177,608	$14,823,508
Payables to related parties	2,023,807	4,714,951
Accrued expenses	8,385,719	7,984,109
Accrued acquisition cost	1,407,546	—
Payable to Internal Revenue Service	3,329,091	5,436,041
Deferred revenue	24,375	—
Lines of credit	8,450,000	—
Notes payable, current portion	18,870,115	8,321,298
Notes payable to related parties, current portion	2,780,683	4,027,650
Capital lease obligations, current portion	7,849,141	11,591,999
Capital lease obligation to related party, current portion	218,067	137,076

Total current liabilities	68,516,152	57,036,632

Lines of credit	—	8,450,000
Notes payable, less current portion	14,136,174	5,487,939
Notes payable to related parties, less current portion	2,144,062	2,087,241
Capital lease obligations, less current portion	439,840	532,805
Capital lease obligation payable to related party, less current portion	30,925,148	31,042,859

Total liabilities	116,161,376	104,637,476

Commitments and contingencies	—	—

Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	3
Common stock, $0.001 par value, 480,000,000 shares authorized; 274,895,895 and 151,498,884 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	274,896	151,499
Additional paid in capital	46,177,453	12,069,750
Shareholders’ receivables	(2,130,000)	—
Accumulated deficit	(47,479,336)	(46,811,832)

Total shareholders’ equity (deficit)	(3,156,984)	(34,590,580)

Noncontrolling interest	3,781,028	—

Total equity (deficit)	624,044	(34,590,580)

Total liabilities and shareholders’ equity (deficit)	$116,785,420	$70,046,896

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Net patient service revenues, net of contractual adjustments	$18,218,417	$14,714,965	$33,952,453	$25,294,693
Other revenues	2,971	4,031	8,953	30,224

Total revenues	18,221,388	14,718,996	33,961,406	25,324,917

Operating expenses
Salaries, benefits, and other employee costs	6,812,693	4,668,054	12,947,409	9,019,346
Medical supplies	3,103,206	2,953,307	6,263,841	5,718,867
Management fees	1,303,727	685,922	2,693,382	1,159,747
General and administrative expenses	4,172,194	2,988,608	7,656,234	5,808,818
Bad debt expense	334,347	725,363	625,150	1,569,411
Gain on extinguishment of liabilities	(160,979)	(735,978)	(1,464,345)	(1,723,136)
Depreciation and amortization	1,757,509	1,739,934	3,520,116	3,482,224

Total operating expenses	17,322,697	13,025,210	32,241,787	25,035,277

Operating income	898,691	1,693,786	1,719,619	289,640
Interest expense	(1,045,427)	(1,206,905)	(2,225,123)	(2,635,306)

Income (loss) before income tax	(146,736)	486,881	(505,504)	(2,345,666)
State income tax expense (benefit)	81,000	60,000	162,000	175,000

Net income (loss)	$(227,736)	$426,881	$(667,504)	$(2,520,666)

Net income (loss) per common share — basic and diluted
Net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.03)

Weighted average shares outstanding	253,000,000	91,132,160	214,080,503	91,132,160
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Shareholders’	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Equity (Deficit)	Interest

Balance, December 31, 2010,	3,000	$3	151,498,884	$151,499	$12,069,750	$—	$(46,811,832)	$(34,590,580)	$—
Redemption of common stock on January 2011	—	—	(173,632)	(174)	(49,826)	—	—	(50,000)	—
Issuance of common stock on February 2011	—	—	56,388,831	56,389	7,193,611	(130,000)	—	7,120,000	—
Issuance of common stock on February 2011	—	—	22,040,000	22,040	1,977,960	(2,000,000)	—	—	—
Exchange of debt for common stock on February 2011	—	—	40,600,587	40,601	3,459,399	—	—	3,500,000	—
Issuance of common stock to affiliate for termination of service agreement	—	—	11,600,000	11,600	988,400	—	—	1,000,000	—
Exchange of profit interest for common stock on February 2011	—	—	2,204,000	2,204	(2,204)	—	—	—	—

Effect of Reverse Merge			(31,158,670)	(31,159)	31,159	—	—	—	—
Net loss — 3 months ended	—	—	—	—	—	—	(439,768)	(439,768)	—

March 31, 2011	3,000	3	253,000,000	253,000	25,668,249	$(2,130,000)	(47,251,600)	(23,460,348)	—

Issuance of common stock for acquisitions	—	—	21,895,895	21,896	20,509,204	—	—	20,531,100	(3,781,028)
Net loss — 3 months ended	—	—	—	—	—	—	(227,736)	(227,736)	—

June 30, 2011	3,000	$3	274,895,895	$274,896	$46,177,453	$(2,130,000)	$(47,479,336)	$(3,156,984)	$(3,781,028)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(667,504)	$(2,520,666)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	625,150	1,569,411
Depreciation and amortization	3,520,116	3,482,224
Loss (gain) on disposal of property and equipment	—	—
Gain on extinguishment of liabilities	(1,464,345)	(1,723,136)
Net changes in other operating assets and liabilities:
Accounts receivable	(3,483,770)	(329,980)
Related party receivables and payables	24,653	(3,227,711)
Inventories	(229,058)	10,888
Prepaid expenses and other assets	(105,114)	(99,567)
Accounts payable, accrued expenses, and payable to Internal Revenue Service	(2,370,311)	4,787,517

Net cash provided by (used in) operating activities	(4,150,183)	1,948,981

Investing activities
Purchase of property and equipment	(368,012)	(206,268)
Business acquisitions, net of cash acquired	198,526	—
Investments in unconsolidated affiliates	(115,000)	—

Net cash used in investing activities	(284,486)	(206,268)

Financing activities
Redemption of common stock	(50,000)	—
Issuance of common stock	7,120,000	—
Borrowings under notes payable	3,500	—
Payments on notes payable	(2,387,893)	(288)
Borrowings under notes payable to related party	3,428,250	2,202,592
Payments on notes payable to related party	(1,898,396)	(2,615,000)
Repayment of capital lease obligation	(3,835,823)	(1,154,959)
Payments on capital lease obligation to related party	(36,720)	(34,534)

Net cash provided by (used in) financing activities	2,342,918	(1,602,189)

Net increase (decrease) in cash and cash equivalents	(2,091,751)	140,524
Cash and cash equivalents at beginning of period	2,291,754	1,640

Cash and cash equivalents at end of period	$200,003	$142,164

Supplemental disclosure of cash flow information
Interest paid	$538,718	$297,652
Taxes paid	$4,828,470	$495,740
Supplemental noncash financing activities
Exchange of debt for common stock on February 2011	$3,500,000	$—
Issuance of common stock on February 2011	$2,130,000	$—
Issuance of common stock to affiliate for termination of service agreement	$1,000,000	$—
Noncash consideration paid for acquisitions	$24,753,735	$—
The accompanying notes are an integral part of these consolidated financial statements.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited)
NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (the “UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (“the UGH GP”), a Delaware limited liability partnership (collectively “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships.
For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of SeaBridge by the UGH Partnerships under the purchase method of accounting, and was treated as a recapitalization with the UGH Partnerships as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011, and represent the operations of UGH Partnerships.
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
After the Merger, the Company is a diversified, integrated, multi-specialty health care provider that delivers concierge physician and patient oriented services providing timely and innovative health solutions that are competitive, efficient and adaptive in today’s health care delivery environment. At June 30, 2011, the Company owned and operated University General Hospital (“UGH”), a 72-bed acute care hospital in Houston, Texas. UGH commenced business operations as a general acute care hospital on September 27, 2006. The Company is headquartered in Houston, Texas.
In June 2011, through its wholly-owned subsidiaries, the Company completed the acquisitions of three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee (the “Trinity Care Facilities”). UGHS also acquired 51% of the ownership interests of Trinity Care Senior Living, LLC (“Trinity Care LLC”), a developer and manager of senior living communities. As UGHS’ majority-owned subsidiary, Trinity Care continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Trinity Care Facilities and Trinity Care LLC are collectively referred to as “Trinity Care.” Effective June 30, 2011, UGHS also acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC, collectively “Autimis”.
As of June 30, 2011, the Company had the following wholly-owned subsidiaries for the primary purpose of ownership, operation and acquisition of general acute care hospitals, ambulatory surgery centers and other ancillary businesses, senior living communities and healthcare revenue cycle businesses.: University General Hospital, LP (“UGH LP”), University Hospital Systems, LLP (“UGH GP”), UGHS Ancillary Services, Inc (“UGHS Services”), UGHS Hospitals, Inc. (“UGHS Hospital”), UGHS Management Services, Inc. (“UGHS Management”), UGHS Real Estate, Inc. (“UGHS Real Estate”), UGHS Senior Living of Pearland, LLC (“UGHS Pearland”), UGHS Senior Living of Port Lavaca, LLC (“UGHS Port Lavaca”), UGHS Senior Living of Knoxville, LLC (“UGHS Knoxville”), UGHS Autimis Billing, Inc. (“UGHS Billing”), and UGHS Coding, Inc. (“UGHS Coding”). As of June 30, 2011, UGHS conducted operations through three operating segments: Hospital, Senior Living, and Revenue Management. See Note 6.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 2 — LIQUIDITY
For the six months ended June 30, 2011, the Company incurred a net loss of $667,504. Additionally, as of June 30, 2011, the Company had a negative working capital of $50.0 million and used $4.2 million of net cash in operating activities.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared and reviewed by the Company’s independent auditors and in conformity with U.S. generally accepted accounting principles (“GAAP”) and the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in our Form 8-KA for the year ended December 31, 2010 as filed with the SEC on June 14, 2011.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Accounts Receivable
Accounts receivables are stated at estimated net realizable value. Significant concentrations of accounts receivables at June 30, 2011 and December 31, 2010 consist of the following:

	June 30,	December 31,
	2011	2010

Commercial and managed care providers	63%	67%
Government-related programs	34%	31%
Self-pay patients	3%	2%

Total	100%	100%
Accounts receivable are based on gross patient receivables of $44,555,487 and $44,800,018, net of contractual adjustments of $23,411,497 and $27,754,146 as of June 30, 2011 and December 31, 2010, respectively. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there are significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $5,883,279 and $5,233,688 as of June 30, 2011 and December 31, 2010, respectively.
Related Parties Receivables
Related parties receivables include employee receivables and expenses paid on behalf of affiliates, which management believes have minimal credit risk.
Inventories
Inventories, consisting primarily of pharmaceuticals and supplies inventories, are stated at cost, which approximates market, and are expensed as used. Cost is determined using the first-in, first-out method.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows using market participant assumptions with respect to the use and ultimate disposition of the asset. No such impairment was identified at June 30, 2011 or December 31, 2010.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
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
Revenue Recognition
Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts. Net patient service revenues for the three months ended June 30, 2011 and 2010 were $18,218,417 and $14,714,965, respectively, and is based on gross patient service revenues of $72,283,092 and $59,492,582, net of contractual adjustments of $54,064,675 and $44,777,617 for the three months ended June 30, 2011 and 2010. Net patient service revenues for the six months ended June 30, 2011 and 2010 were $33,952,453 and $25,294,693, respectively, and is based on gross patient service revenues of $132,824,675 and $108,984,927, net of contractual adjustments of $98,872,222 and $83,690,234 for the six months ended June 30, 2011 and 2010, respectively.
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
Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 35% and 31% of total net patient service revenue for the six months ended June 30, 2011 and 2010, respectively. Net patient service revenue from managed care contracts accounted for approximately 61% and 64% of net patient service revenue for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, net patient service revenue from managed care contracts accounted for approximately 4% and 5% of net patient service revenue, respectively.
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of June 30, 2011 and December 31, 2010. The Company has a risk of incurring losses if such allowances are not adequate.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company records and reviews quarterly its uncertain tax positions. Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated. While the Company believes that its reserves for uncertain tax positions are adequate, the settlement of any such exposures at amounts that differ from current reserves may require the Company to materially increase or decrease its reserves for uncertain tax positions.
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
Cost Method Investments in Nonconsolidated Affiliates
We use the cost method to account for equity investments for which we do not have the ability to exercise significant influence or for which the equity securities do not have readily determinable fair values. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, additional investments, or distributions deemed to be a return of capital.
Management periodically assesses the recoverability of our cost method investments. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds, and external appraisals, as appropriate. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.
Non-controlling Interests in Consolidated Affiliates
The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates we control. Accordingly, we have recorded non-controlling interests in the earnings and equity of such entities. We record adjustments to non-controlling interests for the allocable portion of income or loss to which the non-controlling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of non-controlling interest are adjusted to the respective non-controlling interest holders’ balance.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Segment Information
As a result of the Trinity Care and Autimis acquisitions in June 2011, the Company identified the three reportable segments as of June 30, 2011 — Hospital (UGH LP, UGH GP, UGHS Services, UGHS Hospital, UGHS Management, and UGHS Real Estate), Senior Living (UGHS Pearland, UGHS Port Lavaca, UGHS Knoxville, and TrinityCare), and Revenue Management (UGHS Billing and UGHS Coding). The aggregation of operating segments into three reportable segments requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of our operating segments were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 4 — MERGER
On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (“UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (“UGH GP”), a Delaware limited liability partnership (collectively, “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of SeaBridge common stock, a majority of the common stock, to the former partners of the UGH Partnerships.
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
NOTE 5 — ACQUISITIONS
On June 28, 2011, UGHS, through wholly-owned subsidiaries, executed asset acquisitions of the TrinityCare Facilities and acquired 51% of the ownership interests of TrinityCare LLC, collectively referred to as “TrinityCare”. The acquisitions contemplated by these agreements were completed effective June 30, 2011 (the “Closing Date”). TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare LLC is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from June 30, 2011. TrinityCare is included in the Senior Living operating segment.
The total purchase consideration for TrinityCare was approximately $16.5 million, consisting of: 1) $1.4 million cash, which was accrued at June 30, 2011, and is payable on or before August 30, 2011; 2) approximately $2.8 million in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 12,895,895 shares (the “Stock Consideration”) of its Common Stock, par value $0.01 per share (the “UGHS Common Stock”), valued at approximately $12.3 million, provided, that (a) 9,978,090 of such shares were delivered to Seller on the Closing Date and (b) 2,917,805 of such shares (the “Escrow Shares”) were deposited into an escrow account. The Escrow Shares will be released to Sellers on the date that is one (1) year following the Closing Date based on the Earnings Before Interest, Depreciation, Amortization and Management Fees (“EBITDAM”) (determined in good faith by UGHS) generated by the assets acquired for the twelve months ending June 30, 2012. The Sellers have all risks and rewards of ownership of the Escrow Shares while held in escrow, including voting rights. As of the acquisition date, the Company believed the issuance of the Escrow Shares was probable and therefore recorded the approximate $2.8 million fair value of the Escrow Shares as of the date of acquisition. The Company will evaluate and adjust the Escrow Shares each reporting period based on TrinityCare’s achievement of meeting its earnings targets as it relates to the Escrow Shares. Any future change in fair value of Escrow Shares will be reflected in general and administrative expenses. Following completion of the TrinityCare acquisitions, Sellers of TrinityCare owned approximately 5.4% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of TrinityCare by an independent valuation firm.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited)
The total purchase price for the TrintyCare acquisitions, including the fair value of the Escrow Shares was allocated to the net tangible and intangible assets based upon their preliminary estimated fair values as of June 30, 2011 as set forth below. The excess of the preliminary purchase price over the net assets was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to long term and intangible assets and certain accrued liabilities, which are subject to change, pending the finalization of valuations. The Company anticipates recognized intangible assets will include developed databases, customer and strategic partner relationships for existing and potential senior living developments, trade names and trademarks. The goodwill of 25,453,475 is deductible for income tax purposes.

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

Current assets include accounts receivable with fair value of $244,656, consisting of $246,126 of gross receivables contractually due, net of estimated uncollectible amounts of $1,470. Goodwill of approximately $25.5 million includes goodwill attributable to both the Company’s and non-controlling interest. The fair value of goodwill attributable to non-controlling interest was estimated to be approximately $3.8 million and was based on the purchase price the Company paid for its 51% ownership interest of TrinityCare LLC. The goodwill balance is primarily attributable to TrinityCare’s assembled workforce and the expected synergies and revenue opportunities when combining the senior living communities with the Company’s integrated healthcare network.
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
Autimis
On June 30, 2011, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimis”), pursuant to which the Company acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis has provided billing, coding and other revenue cycle management services to University General Hospital, our 72 bed general acute care hospital in Houston, since September 2009 under separate service agreements. The Company acquired Autimis to further its integrated regional diversified healthcare network. The Company has included the financial results of Autimis in the consolidated financial statements from the date of acquisition. Autimis is included in the Revenue Management operating segment.
The total purchase consideration for Autimis was approximately $8.3 million, consisting of the issuance by UGHS of 9,000,000 shares (the “Autimis Stock Consideration”) of the Company’s Common Stock. Following completion of the Autimis acquisition, Sellers of Autimis owned approximately 3.3% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of Autimis by an independent valuation firm.

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

Current assets with aggregate fair value of $345,000 include accounts receivable with fair value of $121,408. The goodwill of $7.9 million is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions.
The unaudited pro forma information below for the three and six months ended June 30, 2011 and 2010 gives effect to the acquisitions of Trinity Care and Autimis as if the acquisitions had occurred on January 1, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$20,812,083	$16,434,877	$38,800,668	$28,786,503
Income from operations	1,395,078	1,684,771	2,584,040	274,623
Net income (loss)	(126,881)	215,437	(465,841)	(2,922,856)

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 6 — SEGMENT INFORMATION
As of June 30, 2011, the Company considers itself to be in three lines of business — (i) as a hospital, (ii) as a senior living care community, and (iii) as a revenue cycling management company. These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.
Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of Trinity Care and Autimis in June 2011, discussed in Note 5, the Company changed its reportable segments as follows:
(i)
Hospital. The Company provides a full array of services including inpatient and outpatient medical treatments and surgeries, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, as well as other ancillary services. The Company also provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

(ii)
Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)
Revenue Management. The Company provides billing, coding and other revenue cycling management services to University General Hospital, our 72 bed acute care hospital in Houston, as well as other clients not affiliated with the Company.

The following table presents selected financial information for the Company’s operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Hospital	$18,211,388	$14,718,996	$33,961,406	$25,324,917
Senior living	—	—	—	—
Revenue management	—	—	—	—
Intersegment revenues	—	—	—	—

Total revenues	$18,211,388	14,718,996	33,961,406	25,324,917

Operating income
Hospital	$898,691	$1,693,786	$1,719,619	$289,641
Senior living	—	—	—	—
Revenue management	—	—	—	—
Intersegment income	—	—	—	—

Total operating income	$898,691	$1,693,786	$1,719,619	$289,641

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 6 — SEGMENT INFORMATION (CONTINUED)

	June 30,	December 31,
	2011	2010
Total assets
Hospital	$67,899,012	$70,046,896
Senior living	40,536,817	—
Revenue management	8,349,591	—

Total assets	$116,785,420	$70,046,896

NOTE 7 — PROPERTY AND EQUIPMENT, NET
Property and equipment at June 30, 2011 and December 31, 2010 consists of the following:

	June 30,	December 31,
	2011	2010
Land	$1,105,000	$—
Buildings	38,256,034	27,406,478
Machinery and equipment	31,148,424	29,439,203
Leasehold improvements	21,677,439	21,348,505
Computer equipment and software	3,658,143	3,493,265

	95,845,040	81,687,451
Less accumulated depreciation and amortization	(31,983,415)	(28,463,299)

	$63,861,625	$53,224,152

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 8 — NOTES PAYABLE
Lines of Credit
On March 27, 2006, UGH LP entered into a line of credit agreement with a financial institution providing UGH LP with a $8,000,000 secured revolving credit facility with interest rate of 6% at June 30, 2011 and December 31, 2010, respectively), originally maturing April 30, 2011, secured by all assets of UGH LP. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit to January 15, 2012.
On September 1, 2006, UGH GP entered into a line of credit agreement with a financial institution providing UGH GP with a $1,500,000 secured revolving credit facility with interest rate of prime rate plus .5% (3.75% at June 31, 2011 and December 31, 2010), originally maturing April 30, 2011, secured by all assets of UGH GP. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit to January 15, 2012.
As of June 30, 2011 and December 31, 2010, the Company had outstanding balances on their lines of credit of $8,450,000 and unused availability under their lines of credits of $1,050,000. The Company’s lines of credit contain restrictive financial covenants. Throughout 2010 and subsequent to December 31, 2010 through the issuance of the accompanying consolidated financial statements, the Company was not in compliance with certain of the financial covenants contained within line of credit agreements. However, as the Company obtained an extension of the lines of credit to January 15, 2012 and obtained a waiver for the financial covenant violations, the Company has classified the lines of credit as long-term liabilities at December 31, 2010 in the consolidated financial statements. The lines of credit were classified as short-term liabilities at June 30, 2011. For the three months ended June 30, 2011 and 2010, the Company recognized interest expense on the line of credit of $122,978 and $156,982, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized interest expense on the line of credit of $245,956 and $275,164, respectively.
Notes Payable
The Company’s third party notes payable consisted of the following:

	June 30,	December 31,
	2011	2010
Note payable to a financial institution due January 15, 2012, monthly principal payments of $150,000 for January 2011 to June 2011, and $200,000 for July 2011 to January 2012 with interest at 6%	$6,300,000	$7,200,000
Notes payable to a financial institution guaranteed by shareholders, due April 4, 2011, interest at 7%	1,629,925	2,561,623
Note payable to a financial institution due on demand, with interest at prime (3.25% at June 30, 2010 and December 31, 2010)	982,079	982,079
Notes payable to a financial institution due on September 30, 2009, with interest at LIBOR plus 2.25%5.25% at June 30, 2011 and 5.25% at December 31, 2010)	1,452,421	1,604,063
Note payable to individuals due on demand, interest at 15%	180,000	300,000
Notes payable to Medicare, interest at 11% due October 1, 2013	429,014	507,295
Notes payable due on demand guaranteed by shareholders, with 0% -6.25% interest	191,405	403,482
Non-interest bearing note payable due on demand to a shareholder
Note was paid in full in January, 2011	—	250,695
Non-interest bearing note payable to an individual due June 30, 2012	220,000	—

Total debt	11,384,844	13,809,237
Less: current portion	(11,126,291)	(8,321,298)

Total debt, less current portion	$258,553	$5,487,939

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 8 — NOTES PAYABLE (continued)
The Company has notes payable with a financial institution of $1,552,421, which are past due and in default thus classified in current notes payable at June 30, 2011 and December 31, 2010.
As of June 30, 2011 and December 31, 2010, certain of Company’s notes payable were secured by the Company’s total assets.
Throughout 2010 and subsequent to December 31, 2010 through the issuance of the accompanying consolidated financial statements, the Company was not in compliance with certain financial covenants related to its note payable due to a financial institution of $6,300,000 and $7,200,000 at June 30, 2011 and December 31, 2010, respectively. In June 2011, the Company and the financial institution agreed to extend the terms of the note payable to January 2012, modified the monthly payments of the note payable, and provided a waiver to the Company for violations of financial covenants at June 30, 2011 and December 31, 2010. As a result, the Company classified the amounts due in 2012 as long-term at December 31, 2010. The note payable was classified as short-term at June 30, 2011.
For the three months ended June 30, 2011 and 2010, the Company recognized interest expense on the notes payable of $181,053 and $201,371, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized interest expense on the notes payable of $419,490 and $481,338, respectively. The Company accrued interest payable of $343,509 and $206,205, as of June 30, 2011 and December 31, 2010, respectively, related to its notes payable.
Total principal payment obligations relating to the Company’s third party long-term debt are as follows, as of June 30, 2011:

Year ending June 30,
Fiscal 2012	$11,126,291
Fiscal 2013	129,277
Fiscal 2014	129,276

Total	$11,384,844

See further discussion regarding the related party notes payable in Note 14.
Notes payable assumed from TrinityCare
At June 30, 2011 notes payable assumed from TrinityCare consisted of:

Line of Credit with total line of $80,000	(1)	$76,813
Mortgage payable — UGHS Knoxville	(2)	5,833,390
Mortgage payable — UGHS Pearland	(3)	6,210,113
Mortgage payable — UGHS Port Lavaca	(4)	5,375,425
Mortgage payable — TrinityCare LLC	(5)	45,054
Other	(6)	380,012
UGHS of Knoxville	(7)	200,000
UGHS of Port Lavaca	(7)	200,000
TrinityCare LLC, guaranteed by shareholder	(8)	485,520
Subordinated promissory notes	(9)	2,815,118

Total		21,621,445
Less current portion		7,743,824

Total Long-Term Debt assumed from TrinityCare		$13,877,621

Notes to debt instruments:

(1)	Line of credit with Wells Fargo Bank bearing interest at Prime plus 7.25% expiring September, 2009.

(2)	Note payable due Citizens National Bank of Sevierville bearing interest at 7% and due on July 13, 2013.

(3)	Note payable due Davis-Penn Mortgage Co. bearing interest at 5.75% and due on June 1, 2043.

(4)
Interest only note payable due Trustmark National Bank bearing interest at 2.75% above LIBOR and due on June 30, 2009. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years.

(5)	Note payable to Citizens National Bank of Sevierville bearing interest at 6.95% and due on November 11, 2011.

(6)	Various notes payable, bearing interest at various rates and due on various dates beginning in 2011.

(7)	Note payable to individual bearing interest of 10% and due on December 31, 2012.

(8)	Note payable to Founders Bank bearing interest of 1% over Prime with a minimum of 6.50% due July 31, 2010, guaranteed by a shareholder.

(9)	Subordinated promissory notes issued in connection with TrinityCare acquisition (see Note 5).

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
Future maturities of notes payable assumed from TrinityCare are as follows:

Fiscal year ended
June 30,
Long-term debt maturities
2012	$7,743,824
2013	2,140,044
2014	5,300,595
2015	80,245
2016	87,456
Thereafter	6,269,281

$21,621,445

NOTE 9 —LEASE OBLIGATIONS
Capital Leases
The Company has 17 capital lease obligations with 7 financing companies, collateralized by underlying assets having an aggregate net book value of $28,263,934 at June 30, 2011. These obligations have stated interest rates ranging between 4.18% and 17.22%, are payable in 13 to 360 monthly installments, and mature between August 1, 2011 and July 30, 2036. As of December 31, 2010, the UGH LP had 20 capital lease obligations with 10 finance companies with an aggregate net book value of $32,382,310. As of June 30, 2011 and December 31, 2010, the Company had capital lease obligations of $39,432,197 and $43,304,739, respectively. Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at June 30, 2011, are summarized as follows:

	Related Party	Third Party
	Lease	Leases
2012	$1,148,159	$8,548,523
2013	2,323,333	221,937
2014	2,323,333	53,472
2015	2,323,333	—
2016	2,323,333	—
Thereafter	57,212,744	—

Total minimum lease payments	$67,654,235	$8,823,932
Less amounts representing interest	36,511,020	534,951

Present value of minimum lease payments	31,143,215	8,288,981
Less current portion	218,067	7,849,141

Long term portion	$30,925,148	$439,840

The Company violated a capital lease debt covenant with a third party and recorded all of the related capital lease obligation of $5,493,926 and $6,687,253 as a current liability as of June 30, 2011 and December 31, 2010, respectively.
See further discussion regarding the related party capital lease obligation in Note 14 and property and equipment held under capital leases in Note 5.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 9 —LEASE OBLIGATIONS (CONTINUED)
Operating Leases
The Company leases certain space under operating leases expiring in 2015. Lease payments totaling $10,816 are payable monthly. Terms of the facility leases generally provide that the Company pay it’s pro rata share of all operating expenses, including insurance, property taxes and maintenance. Rent expense for the three months ended June 30, 2011 and 2010 was $16,485 and $16,485, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was $32,970 and $32,970, respectively. Minimum future lease payments under the operating leases as of June 30, 2011 are as follows:

Fiscal 2012	$131,456
Fiscal 2013	141,440
Fiscal 2014	151,424
Fiscal 2015	106,496

Total	530,816

NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
After a two week trial that began April 11, 2011, a Texas jury made certain findings against UGH LP (including as a guarantor of APS’s obligations to Prexus) including breaches of both the PSA and CSA and awarded Prexus approximately $2.9 million in damages against UGH LP, which included approximately $2.1 million in lost profits. The trial court has not yet entered judgment in this case. Nevertheless, we believe the verdict is not supported by the evidence presented at trial and have moved to set aside the verdict in rendering its judgment. In addition, UGH LP intends to appeal any trial court judgment that upholds this jury verdict. At June 30, 2011 and December 31, 2010, UGH LP accrued $861,000 relative to services rendered in the past.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)
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
At June 30, 2011 and December 31, 2010, UGH LP accrued 3,941,429 for the IT portion of this claim. Additionally, UGH LP has recorded capital leases for the equipment associated with claim of $2,700,557 and $2,664,894 as of June 30, 2011 and December 31, 2010, respectively.
Internal Revenue Service Audit
UGH LP currently owes the Internal Revenue Service approximately $1,302,000 in past due payroll taxes for the fourth quarter of 2009 and $710,000 for the second quarter of 2010. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis and believe resolution will be reached without litigation proceedings. At June 30, 2011 and December 31, 2010, UGH LP accrued $3,329,091 and $5,436,041, respectively.
Employee Benefit Plans
UGH LP offers a 401(k) retirement and savings plan that covers substantially all of its employees, through which UGH LP provides discretionary matches to employees. For the three and six months ended June 30, 2011 and 2010, UGH LP did not make any contributions to the plan.
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
UGH LP also retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 following any termination of that agreement. For the three and six months ended June 30, 2011, UGH LP did not incur any operating and rent expense.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 11 — GAIN ON EXTINGUISHMENT OF LIABILITIES
In the three and six months ended June 30, 2011 and 2010, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended June 30, 2011 and 2010, the Company recognized a gain on extinguishment of liabilities of $160,979 and $735,978, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized a gain on extinguishment of liabilities of $1,464,345 and $1,723,136, respectively.
NOTE 12 — EQUITY
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
Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. The Company used the proceeds for working capital purposes. The promissory notes are due on March 1, 2021. The promissory notes bear interest rate at 4%, and the accrued interest shall be paid in full on the date on which the final principal payments on these notes are made. The executives shall prepay a portion of the promissory notes equal to the amount of all cash proceeds the Executives receive in connection with his ownership, disposition, transfer or sales of the Executive Securities. At June 30, 2011, the outstanding notes receivable balance was $2,130,000.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 12 — EQUITY (continued)
Debt Exchange Agreements
On February 28, 2011 prior to the Merger, the Company entered into Debt Exchange Agreements with certain key creditors (the “Creditors”), pursuant to which the Creditors cancelled and released the Company from its obligations totaling $3,500,000 and received 40,600,587 shares of common stock at a purchase price of approximately $0.09 per share. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.
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
On February 28, 2011, prior to the Merger, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS valued at a purchase price of $1.0 million. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. Additionally, the Company assumed APS’ loan obligations of approximately $740,000, and APS cancelled the receivable due from the Company approximately of $2,543,000. For the three and six months ended June 30, 2011, the Company recorded gains from cancellation of liability of approximately of $803,000.
Issuance of Common Stock in connection with the Trinity Care acquisition
On June 30, 2011, the Company issued 12,895,895 shares of its common stock in connection with the acquisition of Trinity Care valued at approximately $12.3 million. On the closing date, 9,978,090 shares were delivered to the sellers of Trinity Care and 2,917,805 shares were deposited into an escrow account to be released to the sellers one year after the closing date, subject to certain performance measurement criteria specified in the acquisition agreements. See further discussion on the Trinity Care acquisition in Note 6.
Issuance of Common Stock in connection with the Autimis acquisition
On June 30, 2011, the Company issued 9,000,000 shares of its common stock in connection with the acquisition of Autimis valued at approximately $8.3 million. See further discussion on the Autimis acquisition in Note 6.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 13 — INCOME TAXES
No provision for federal income taxes has been recognized for the three months ended June 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential. The current period income tax expense is solely attributable to state taxes accrued during the period.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in a reasonable period of time. In making this determination, it considers all available positive and negative evidence and makes certain assumptions, including, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and its outlook for future years. At June 30, 2011 and December 31, 2010, the Company provided a full valuation allowance for its deferred tax assets, as it is more likely than not that these assets will not be realized in a reasonable period of time.
The Company accrued $$0 and $82,651 interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the six months ended June 30, 2011 and 2010 or in the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010.
NOTE 14 — RELATED PARTY TRANSACTIONS
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
As of June 30, 2011 and December 31, 2010, UGH LP recorded a related party capital lease obligation of $31,143,215 and $31,179,935, respectively. Additionally, during the three months ended June 30, 2011 and 2010, the Company incurred amortization expense of$171,920 and $171,920 and interest expense of $527,516 and $528,629, respectively, related to the capital lease obligation with Cambridge. During the six months ended June 30, 2011 and 2010, the Company incurred amortization expense of $342,581 and 342,581 and interest expense of $1,043,901 and $1,046,085, respectively.
At June 30, 2011 and December 31, 2010 UGH LP had a related party receivable. of $124,399 and $170,340 from Cambridge principally related to an overpayment of overhead allocation expenses during 2010. During the three months ended June 30, 2011 and 2010, UGH LP incurred overhead allocation expenses and parking expenses from Cambridge of $264,782 and $326,642, respectively. During the six months ended June 30, 2011 and 2010, UGH LP incurred overhead allocation expenses and parking expenses from Cambridge of $603,489 and $647,279, respectively. These expenses were recorded as general and administrative expenses in the combined statements of operations.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 14 — RELATED PARTY TRANSACTIONS (continued)
Management Services Agreements
Certain shareholders of the Company have organized Ascension Physician Solutions, LLC (“APS”), a Texas limited liability company, as a service company. UGH LP and APS have entered into a management services agreement, pursuant to which APS provides management services to UGH LP for an initial term of five (5) years. Compensation under this agreement is based 5% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011.
The Company incurred the management services fee of $0 and $685,922 for the three months ended June 30, 2011 and 2010, respectively, and $461,814 and $1,159,747 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, the Company accrued $0 and $2,476,211 management services fees payable to APS, respectively.
In addition, UGH GP had a related party payable to APS of $0 and $173,500 as of June 30, 2011 and December 31, 2010, respectively, as a result of an advance from APS.
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
The Company believes the terms of the transaction between SYBARIS and UGH LP are fair, reasonable and reflect fair market value. UGH LP recorded $1,072,199 and $821,220 services fee to SYBARIS for the three months ended June 30, 2011 and 2010, respectively, and $2,091,774 and $1,499,392 for the six months ended June 30, 2011 and 2010, respectively, which were recorded as general and administrative expenses in the combined statements of operations. As of June 30, 2011 and December 31, 2010, UGH LP accrued $485,148 and $364,725 services fees to SYBARIS, respectively.
Certain shareholders of the Company have organized Autimis LLC (“Autimis”), a Texas limited liability company, as a billing, collection and coding company. UGH LP and Autimis have entered into a consulting services agreement, pursuant to which Autimis provides billing services to UGH LP. For the three months ended June 30, 2011 and 2010, UGH LP incurred total service expenses of approximately $284,972 and $228,400, respectively. For the six months ended June 30, 2011 and 2010, UGH LP incurred total service expenses of approximately 673,999 and $695,451, respectively. As of June 30, 2011 and December 31, 2010, UGH LP accrued approximately $173,069 and $27,800 services fees to Autimis, respectively. The Company believes these payments to Autimis are fair and reasonable. The Company acquired the business assets of Autimis on June 30, 2011.

University General Health System, Inc.
(f/k/a SeaBridge Freight, Corp.)
Notes to the Consolidated Financial Statements (unaudited)
NOTE 14 — RELATED PARTY TRANSACTIONS (continued)
Other Related Party Transactions
Ascension Surgical Assistants (“ASA”) and Universal Surgical Staffing (“USS”) previously provided billing/collection services on behalf of the Company, but have since ceased operations in 2010 and 2009, respectively. As of June 30, 2011 and December 31, 2010, the Company recorded a related party payable owed to ASA of $110,098 and $332,074, respectively, as a result of advances provided to UGH LP. As of June 30, 2011 and December 31, 2010, UGH LP recorded a related party payable owed to USS of $17,048 and $16,843, respectively, as a result of advances provided to the Company.
The Company also makes advances to and receives advances from certain other entities owned by UGH LP and UGH GP. At June 30, 2011 and December 31, 2010, the Company had a net payable of $58,641 and $36,234, respectively to these entities.
As of June 30, 2011 and December 31, 2010, a shareholder of UGH GP owes UGH GP $438,820, for advances.
During the periods ended June 30, 2011 and December 31, 2010, the Company received non-interest bearing advances from its Chief Executive Officer for working capital purposes, and the Company made non-interest bearing advances to the Chief Executive Officer. At June 30, 2011 and December 31, 2010, the Company recorded a $0 and $24,518 related party receivable from the Chief Executive Officer.
Receivables from Related Parties
Receivables from related parties include employee advances and advances to affiliates and consisted of the following:

	June 30,	December 31,
	2011	2010
Receivable from former executive of UGH GP	$438,820	$438,820
Receivable from Chief Executive Officer	—	24,518
Receivable from other related party entities	58,641	—
Receivable from Cambridge	124,399	170,340

	$621,860	$633,678

Payables to Related Parties
Payables to related parties include advances from employees and affiliates and consisted of the following:

	June 30,	December 31,
	2011	2010
Payable to APS	$—	$2,649,711
Payable to ASA	110,098	332,074
Payable to USS	17,048	16,843
Payable to Autimis	173,069	27,800
Interest on notes payable to shareholders	1,238,444	1,248,118
Payable to SYBARIS	485,148	364,725
Payable to other related party entities	—	75,680

	$2,023,807	$4,714,951

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 14 — RELATED PARTY TRANSACTIONS (continued)
Notes Payable to Related Parties
Notes payable — related parties consist of the following:

	June 30,	December 31,
	2011	2010
UGH GP note payable to a shareholder, payable on demand, bearing interest at 10%	$1,923,000	$1,923,000
UGH LP subordinated promissory notes payable to shareholders, payable in 2028, bearing interest at 15%	700,000	800,000
UGH LP non-interest bearing notes payable to shareholders, payable on demand	233,500	482,461
UGH LP note payable to shareholder, payable in $20,000 monthly installments through 2017, bearing interest at 2.43%, maturing in 2017	425,000	—
UGH LP note payable to a shareholder, payable in $20,000 monthly installments through 2017, interest imputed at 2.88%, with a discount of $112,791 and $152,984 at June 30, 2011 and December 31, 2010, respectively, and principal owed of $1,520,000 and $1,640,000 at June 30, 2011 and December 31, 2010, respectively	1,407,209	1,487,016
UGH LP various notes payable to shareholders, payable on demand, bearing interest at 4.25% - 10%	236,036	1,422,414

Total notes payable to related parties	4,924,745	6,114,891
Less: current portion	(2,780,683)	(4,027,650)

Notes payable to related parties, less current portion	$2,144,062	$2,087,241

Future principal payment obligations related to the Company’s related party notes payable are as follows, as of June 30, 2011:

Year ending June 30,
2012	$2,780,683
2013	385,608
2014	366,612
2015	217,191
2016	224,150
Thereafter	950,501

Total	$4,924,745

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 14 — RELATED PARTY TRANSACTIONS (continued)
Related Party Costs and Expenses
The following table summarizes related party costs and expenses that are reflected in the accompanying combined statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$631,493	$635,180	$1,288,381	$1,299,607
Management fees	—	685,922	461,814	1,159,747
General and administrative	1,621,953	1,376,262	3,369,262	2,842,122
Amortization expense	171,290	171,290	342,580	342,580

	$2,424,736	$2,868,654	$5,462,037	$5,644,056

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On March 31, 2011, we formed UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., and UGHS Real Estate, Inc. Effective June 30, 2011, we completed the acquisitions of the three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. UGHS also acquired 51% of the ownership interests of Trinity Care Senior Living, LLC (“Trinity Care”), a developer and manager of senior living communities. As UGHS’ majority-owned subsidiary, Trinity Care continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Additionally, effective June 30, 2011, UGHS acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC.
As of June 30, 2011, UGHS conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., and UGHS Coding, Inc..
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
UGH Partnerships are deemed to be the accounting acquirer in the reverse merger. Accordingly, the consolidated financial statements included herein are those of the UGH Partnerships.

Plan of Operation
Our business model anticipates the acquisition of acute care “host” hospitals and the development and operation of regional health networks within a defined radius of each host hospital that can provide services under separate departments under the hospitals’ acute care licenses. Such regional health networks and ancillary services will reflect a vertically integrated, diversified system, which will include provider-based “Hospital Outpatient Departments” (HOPDs) of the host hospitals and may consist of Free-Standing Ambulatory Surgical Centers, Free-Standing Emergency Rooms, Free-Standing Procedure Facilities, Diagnostic Imaging Treatment Facilities, HBOT/Wound Care Centers, and/or other ancillary service providers. Effective June 30, 2011, we also completed acquisitions of complementary businesses such as senior living care and revenue cycle management that expand our service offerings within the healthcare industry.
Following the Merger, we consummated acquisitions of complementary businesses, further discussed below, and as of August 15, 2011, we currently own or operate the following centers:
•	University General Hospital, which is a 72-bed general acute care hospital near Texas Medical Center in Houston, Texas.

•	A hyberbaric wound care center as an HOPD of University General Hospital doing business under the name University General Hospital -Hyperbaric Wound Care Center.

•	A free-standing emergency room as an HOPD of University General Hospital doing business under the name EliteCare Emergency Center

•	A free-standing emergency room as an HOPD of University General Hospital doing business under the name Neighborhood Emergency Center

•	Mainland Surgery Center, which is an ambulatory surgery center in Dickinson, Texas, located approximately 25 miles from University General Hospital.

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Autimis Billing, which is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Autimis Coding, which is a specialized health care coding company that serves hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.
We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.
As of June 30, 2011, we operated under the three segments of business: Hospital, Senior Living, and Revenue Management. As we implement our business plan, we expect to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. We intend to aggressively pursue our acquisitions strategy for the remainder of 2011 and beyond.

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
Trinity Care Senior Living
On June 28, 2011, UGHS executed asset acquisitions of the three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. UGHS also acquired 51% of the ownership interests of Trinity Care Senior Living, LLC (“Trinity Care”), a developer and manager of senior living communities. Trinity Care provides management services to Trinity Oaks, Trinity Shores and Trinity Hills as well as an assisted living community and two memory care greenhouses in Columbus, Georgia.
All Trinity Care communities operate under a faith-based model with dozens of churches actively participating in ministry activities in support of each community. Occupancy for all of the Trinity Care-owned and managed properties have exceeded 91% over the last twelve months.

Autimis Acquisitions
On June 30, 2011, through our wholly-owned subsidiaries, we executed asset acquisition agreements with Autimis, LLC (“Autimis Billing”), and Autimis Medical Billing, LLC (“Autimis Coding”). Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Billing and Autimis Coding have provided billing, coding and other revenue cycle management services to University General Hospital, our 72 bed general acute care hospital in Houston, since September 2009 under separate service agreements.
The assets acquired include several proprietary software applications that aid in revenue capture and ultimately the cash receipts for health care providers. Revenaid Practice Management™ is a physician scheduling, billing and electronic medical records application. Revenaid AR Workflow™ is an accounts receivable follow-up tool that automates the insurance collections process and tracks insurance contract compliance based upon insurance payments received. Revenaid Executive Management™ is a web-based business intelligence system that provides detailed analysis of trended metrics on an hourly basis. These applications allow health care facilities to react quickly to changing business trends throughout their organizations. The assets acquired also included six customer contracts for health care providers located in Texas, New Mexico, Illinois and Florida.
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
A violation or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

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
Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the three months ended June 30, 2011 and 2010, 35% and 30% of our patient service revenues were contributed by Medicare and Medicaid, and 35% and 31% for the six months ended June 30, 2011 and 2010, respectively.
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
Results of Operations
Set forth below are:
(A)	A discussion of the results of operations for University General Hospital (“UGH”) for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010; and
(B)
A discussion of the results of operations for our senior living care communities and revenue cycle management companies for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010;

(A) Results of Operation — Hospital
Our net operating revenues consist primarily of revenues derived from patient care services and other non-patient care services. Total revenues increased $3.5 million (24%) to $18.2 million for the three months ended June 30, 2011, as compared to $14.7 million for the three months ended June 30, 2010. The increase in net revenue was primarily as a result of increased inpatient volumes, and the opening of University General Hospital -Hyperbaric Wound Care Center and Freestanding Emergency Centers. The Company experienced a record Average daily census of 41 for June 2011. As a result, the Company has experienced an increase in collection rate of nearly 2 percentage points due to higher payment rates on inpatient accounts.
Total revenues increased $8.6 million (34%) to $34.0 million for the six months ended June 30, 2011, as compared to $25.4 million for the six months ended June 30, 2010. The increase in net revenue was primarily as a result of increased inpatient volumes, and the opening of University General Hospital -Hyperbaric Wound Care Center and Freestanding Emergency Centers. The Company experienced a record Average daily census of 41 for June 2011. As a result, the Company has experienced an increase in collection rate of nearly 2 percentage points due to higher payment rates on inpatient accounts
Salaries, benefits, and other employee costs represent the most significant cost to us and represent an investment in our most important asset: our employees. Salaries, benefits, and other employee costs include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospital, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor. Total salaries, benefits, and other employee costs increased $2.1 million (46%) to $6.8 million for the three months ended June 30, 2011 as compared to $4.7 million for the three months ended June 30, 2010. Salaries, benefits, and other employee costs increased was primarily due to an increase in the number of full-time equivalents as a result of our new emergency centers that were opened during 2010, merit increase provided to employees on January 1, 2011, and increased nursing staff needed to cover the increased inpatient volumes.
Total salaries, benefits, and other employee costs increased $3.9 million (44%) to $12.9 million for the six months ended June 30, 2011 as compared to $9.0 million for the six months ended June 30, 2010. Salaries, benefits, and other employee costs increased was primarily due to an increase in the number of full-time equivalents as a result of our new emergency centers that were opened during 2010, merit increase provided to employees on January 1, 2011, and increased nursing staff needed to cover the increased inpatient volumes.

Medical supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Medical supplies expense increased $0.15 million (5%) to $3.1 million for the three months ended June 30, 2011 as compared to $2.95 million for the three months ended June 30, 2010. The medical supplies expense increase was primarily due to our increased volumes in the second quarter of 2011.
Medical supplies expense increased $0.6 million (10%) to 6.3 million for the six months ended June 30, 2011 as compared to $5.7 million for the six months ended June 30, 2010. The medical supplies expense increase was primarily due to our increased volumes in the first six months of 2011.
General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services. General and administrative expenses increased $1.2 million (40%) to $4.2 million for the three months ended June 30, 2011 as compared to $3.0 million for the three months ended June 30, 2010. Legal fees increased by 250,000, audit fees increased by 350,000 and UGHS system costs increased by 300,000 for the quarter.
General and administrative expenses increased $1.8 million (31%) to $7.7 million for the six months ended June 30, 2011 as compared to $5.8 million for the six months ended June 30, 2010. Legal fees increased by 250,000, audit fees increased by 350,000 and UGHS system costs increased by 750,000 for the six months ended June 30, 2011.
Management fees increased $0.6 million to $1.3 million for the three months ended June 30, 2011 as compared to $0.7 million for the three months ended June 30, 2010. Management fees increased due to additional management fee expenses for the new emergency centers opened during 2010 and early 2011.
Management fees increased $1.6 million to $2.7 million for the six months ended June 30, 2011 as compared to $1.2 million for the six months ended June 30, 2010. Management fees increased due to additional management fee expenses for the new emergency centers opened during 2010 and early 2011.

As claims are denied and the related receivables age during the appeal process, our provision for doubtful accounts increases as a percent of net revenues. When Medicare contractors cease denials and our recoveries of previously denied claims exceed the dollar value of new claims added to our outstanding receivables balance, our provision for doubtful accounts decreases as a percent of net revenues. Our provision for doubtful accounts decreased $0.4 million (57%) to $0.3 million for the three months ended June 30, 2011 as compared to $0.7 million for the three months ended June 30, 2010. Our provision for doubtful accounts decreased $1.0 million (57%) to $0.6 million for the six months ended June 30, 2011 as compared to $1.6 million for the six months ended June 30, 2010. The decrease in the provision for doubtful accounts is primarily the result of continued collection efforts offset by the timing and aging of these denials. In addition, we continue to benefit from the enhancements we made to our processes around the capture and recovery of Medicare-related bad debts.
Depreciation and amortization remains consistent of $1.7 million quarter over quarter primarily because no significant property and equipment was purchased during 2010 and 2011.
Interest expenses decreased $0.2 million (17%) to $1.0 million for the three months ended June 30, 2011 as compared to $1.2 million for the three months ended June 30, 2010. The decreased interest expense and fees was due primarily to a decrease in our average interest rate and continuing pay down of long term debt. Our average interest rate decreased as a result of current market fluctuations.
Net loss was $0.2 million for the three months ended June 30, 2011, compared to net profit of $0.4 million for the three months ended June 30, 2010. The net profit of $0.4 million resulted from a one-time $0.7 million gain from extinguishment of liabilities during the quarter ended June 30, 2010.
Net loss was $0.7 million for the six months ended June 30, 2011, compared to net loss of $2.5 million for the six months ended June 30, 2010.
(B) Results of Operation — Senior Living and Revenue Management
Results of operations for the Senior Living segment and the Revenue Management segment are not presented as operations for these two segments did not commence until June 30, 2011.

Liquidity and Capital Resources
UGHS generated ($2.1 million) and $0.1 million of cash flow for the six months ended June 30, 2011 and 2010, respectively. Operating activities used cash during the six months ended June 30, 2011 of $4.2 million, versus cash provided by operations of $1.9 million during the six months ended June 30, 2010. The decreased operating cash flow for the six months ended June 30, 2011 was primarily caused by continuing to pay down payables.
Investing activities used cash during the six months ended June 30, 2011 of $0.3 million, versus $0.2 million during the 2010 period. The decreased cash flow from investing activities for 2011 was primarily attributable to the $0.1 million in investments in unconsolidated affiliate and higher purchases of property and equipment as compared to the prior year, partially offset by $0.2 million cash acquired in business combination.
During the six months ended June 30, 2011, net cash flow provided by financing activities was $2.3 million, compared to cash used of $1.6 million in the period ended June 30, 2010. The increase over the prior year was primarily caused by $7.1 million from an internal capital raise prior to going public. This increase was partially offset by higher payments on short-term notes payable and capital lease obligations in 2011, primarily from the $7.1 million funding mentioned above.
Net working capital was ($50.0 million) as of June 30, 2011, compared to approximately ($40.5 million) as of December 31, 2010. This decrease in liquidity is primarily due to the reclassification of debt from long-term to current portion in 2011. Additionally, the Company assumed $7.7 million in current liabilities from the acquisitions made in the second quarter of 2011.
The Company intends to complete a series of transactions comprising a refinancing and restructuring plan (the “Restructuring Plan”) of certain current debt obligations consisting of (i) the conversion of $6.3 million (out of $14.8 million currently outstanding) advancing loans with Amegy Bank into permanent financing facilities, (ii) the completion of a new revolving line of credit secured by the Hospital’s accounts receivables, (iii) work-outs of the Company’s accounts payable with its trade creditors and equipment providers, as many of these accounts are in default, and (iv) work-outs of taxes payable with the IRS and other taxing authorities. Management believes that this can be achieved by the end of 2011.
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

Allowance for Doubtful Accounts
Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At June 30, 2011 and December 31, 2010, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 3% and 2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals, we verify insurance coverage prior to their first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.
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
The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	June 30,	December 31,
	2011	2010
Government payors and insured receivables	97%	98%
Self-pay receivables (including deductible and co-payments)	3%	2%

Total	100%	100%

Long-lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows, unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited. No such impairment was identified at June 30, 2011 or December 31, 2010. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.
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
A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Based on the weight of available evidence, we determine it is not more likely than not our deferred tax assets will be realized in the near term future. Based on this determination, we have provided a full valuation allowance on net deferred tax assets as of June 30, 2011 and December 31, 2010. If circumstances change and we determine in the future that it is more likely than not that our deferred tax assets will be realized in the near term future, a reversal of a portion or all of the valuation allowance will be required, which could result in a significant reduction in future income tax expense.

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
Information with respect to the Company’s legal proceedings, can be found under the heading “Commitments and Contingencies,” in Note 10 to the Notes to consolidated financial statements contained in Part 1, Item 1, of this report.

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

•	our ability to obtain permanent and additional financing for working capital, capital expenditures, or general corporate purposes may be impaired;

•	our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations is increased;

•	our risk of exposure to interest rate fluctuations is increased;

•	our ability to make strategic acquisitions may be limited; and

•	our ability to adjust to changing market conditions may be constrained.
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
We are unable to predict with certainty the full impact of the PPACA on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the PPACA that expand insurance coverage will not become effective until 2014 or later. In addition, the PPACA will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities, and we are unable to predict the timing and impact of such changes at this time. It is also possible that implementation of the PPACA could be delayed or even blocked due to court challenges and efforts to repeal or amend the law .
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
Certain events may adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in the economy, housing market, and unemployment among resident family members), which could cause our occupancy rates, revenues and results of operations of our Senior Care segment to decline.
Costs to seniors associated with independent and assisted living services are not generally reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our communities are located typically can afford to pay our monthly resident fees. Certain economic events such as economic downturns, softness in the housing market, and higher levels of unemployment among resident family members, could adversely affect the ability of seniors to afford our entrance fees and resident fees. If we are unable to retain and attract seniors with sufficient income and assets required to pay the fees associated with independent and assisted living services and other service offerings in our senior living communities, our occupancy rates, revenues and results of operations could decline.
The inability of seniors to sell real estate may delay their moving into our senior living care communities, which could negatively impact our occupancy rates, revenues, cash flows and results of operations.
Recent housing price declines and reduced home mortgage availability have negatively affected the U.S. housing market. Downturns in the housing markets could adversely affect the ability of seniors to afford our entrance fees and resident fees as our customers frequently use the proceeds from the sale of their homes to cover the cost of our fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our communities or finance their stays at our communities with private resources. If the recent volatility in the housing market continues for an extended period, our occupancy rates, revenues, cash flows and results of operations could be negatively impacted.

Our liability insurance may not be sufficient to cover all potential liability.
We may be liable for damages to persons or property, which occur at our business. Although we will attempt to obtain general and professional liability insurance, we may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain various exclusions, we will not be insured against all possible occurrences.
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
The continued services of our executive officers and other key individuals are essential to our success. Any of our key employees and individuals, including our Chairman, Hassan Chahadeh, M.D., and our, Chief Financial Officer, Michael L. Griffin, may resign at any time. These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business. We do not currently have key person life insurance policies covering any of our employees.
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

Our business could be adversely affected if a significant number of key physicians or a group of physicians providing services at our hospital:
•	terminates their relationship with, or reduces their use of our hospital;

•	fails to maintain the quality of care provided or to otherwise adhere to professional standards at our hospital; suffers any damage to their reputation;

•	exits the Houston, Texas market entirely;

•	experiences major changes in the composition or leadership of the physician group; or

•	elects to join a competing hospital systems as an employee.
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
We currently owe approximately $3,290,000 to various taxing authorities, including the Internal Revenue Service. As of August 12, 2011, we have paid $1,271,000 and the current amounts due are $2,019,000. We are currently working on satisfying such tax liabilities. However, there can be no assurance that any liability owed to such taxing authorities will be resolved to the satisfaction of our company, which in turn, may adversely affect our business and results of operations.

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
Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 41% of our outstanding common stock as of August 12, 2011. Pursuant to the terms of the Merger, these shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholder.
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
As of August 12, 2011 (i) 232,000,000 of our outstanding shares of common stock are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following March 28, 2011, the closing date of the Merger and (ii) 21,895,894 of our outstanding shares are subject to “lock up leak out” resale restrictions that limit the number of shares that may be resold to 1/12 of such shares per month (on a non-cumulative basis) over the 12 month period beginning six months following June 30, 2011, the closing date of the TrintyCare and Autimis acquisitions. Additionally, pursuant to certain registration rights agreements executed in connection with the Merger, we have granted shareholders holding 232,000,000 shares of our common stock the right to include up to 20% of their shares (subject to customary restrictions) for resale in the event we conduct an underwritten public offering of common stock pursuant to a registration statement under the Securities Act. Our shares of common stock may also be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
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

Exhibit
No.		Description

10.1		Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Pearland. (incorporated by reference as Exhibit 2.1 to the Company’s Form 8-K filed July 1, 2011)

10.2		Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Port Lavaca (incorporated by reference as Exhibit 2.2 to the Company’s Form 8-K filed July 1, 2011)

10.3		Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Knoxville (incorporated by reference as Exhibit 2.3 to the Company’s Form 8-K filed July 1, 2011)

10.4		Purchase and Sale Agreement dated June 28,2011 for the acquisition of TrinityCare (incorporated by reference as Exhibit 2.4 to the Company’s Form 8-K filed July 1, 2011)

10.5		Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Billing (incorporated by reference as Exhibit 2.5 to the Company’s Form 8-K filed July 1, 2011)

10.6		Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Coding (incorporated by reference as Exhibit 2.6 to the Company’s Form 8-K filed July 1, 2011)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification, executed by Hassan Chahadeh, Chairman of the Board of Directors, Chief Executive Officer and President of University General Health System Inc.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael L. Griffin, Chief Financial Officer of University General Health System Inc

32.1	*§
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Hassan Chahadeh, Chairman of the Board of Directors and Chief Executive Officer of University General Health System, Inc., and by Michael L. Griffin, Chief Financial Officer of University General Health System, Inc.

*	Filed herewith

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