Form 10-Q/A
period 2011-06-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-09-14
CIK 1383960

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 14, 2011, there were 275,895,895 shares of the issuer’s common stock outstanding.

ITEM 6. EXHIBITS
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment”) is being filed strictly for the purposes of including the XBRL attachments.

ITEM 6.	EXHIBITS
(a) Exhibits

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934 and are otherwise not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Dated: September 14, 2011	By:	/s/ Hassan Chahadeh
		Name:	Hassan Chahadeh, M.D.
		Title:	Chief Executive Officer

Dated: September 14, 2011	By:	/s/ Michael L. Griffin
		Name:	Mr. Michael L. Griffin
		Title:	Chief Financial Officer

2