Form 10-Q
period 2011-09-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2011-11-14
CIK 1383960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54064
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

7501 Fannin Street, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)
(713) 375-7100
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 14, 2011, there were 277,020,895 shares of the issuer’s common stock outstanding.

PART I — INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$622,959	$2,291,754
Accounts receivables, net	16,373,762	11,812,184
Inventories	2,070,087	1,765,735
Receivables from related parties	476,379	633,678
Prepaid expenses and other assets	592,103	52,790

Total current assets	20,135,290	16,556,141

Investments in unconsolidated affiliates	115,000	—
Property and equipment, net	78,294,372	53,224,152
Intangible assets	1,200,000	—
Goodwill	16,457,447	—
Other assets	1,933,385	266,603

Total assets	$118,135,494	$70,046,896

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$12,735,052	$14,823,508
Payables to related parties	2,237,165	4,714,951
Accrued expenses	7,774,265	7,984,109
Accrued acquisition cost	1,407,546	—
Taxes Payable	4,361,799	5,436,041
Deferred revenue	401,515	—
Lines of credit	8,451,025	—
Notes payable, current portion	18,314,509	8,321,298
Notes payable to related parties, current portion	3,461,831	4,027,650
Capital lease obligations, current portion	8,340,357	11,591,999
Capital lease obligation to related party, current portion	235,443	137,076

Total current liabilities	67,720,507	57,036,632

Lines of credit	—	8,450,000
Notes payable, less current portion	12,968,377	5,487,939
Notes payable to related parties, less current portion	2,029,297	2,087,241
Capital lease obligations, less current portion	50,815	532,805
Capital lease obligation payable to related party, less current portion	30,867,634	31,042,859

Total liabilities	113,636,630	104,637,476

Commitments and contingencies	—	—

Shareholders’ equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	3
Common stock, $0.001 par value, 480,000,000 shares authorized; 276,395,895 and 151,498,884 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	276,396	151,499
Additional paid in capital	47,600,953	12,069,750
Shareholders’ receivables	(2,130,000)	—
Accumulated deficit	(46,433,886)	(46,811,832)

Total shareholders’ deficit	(686,534)	(34,590,580)
Noncontrolling interest	5,185,398	—

Total equity (deficit)	4,498,864	(34,590,580)

Total liabilities and shareholders’ equity (deficit)	$118,135,494	$70,046,896

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Net patient service revenues, net of contractual adjustments	$18,966,579	$15,003,647	$52,919,032	$40,298,340
Resident revenues	1,723,571	—	1,723,571	—
Revenue cycle revenues	168,279	—	168,279	—
Other revenues	161,996	3,691	170,949	33,915

Total revenues	21,020,425	15,007,338	54,981,831	40,332,255

Operating expenses
Salaries, benefits, and other employee costs	8,263,837	5,202,667	21,211,247	14,222,012
Medical supplies	3,399,612	2,980,805	9,663,453	8,699,673
Management fees for third party	1,412,385	701,441	4,105,767	1,861,188
General and administrative expenses	4,886,019	2,566,839	12,542,252	8,375,657
Bad debt expense	369,469	707,445	994,619	2,276,856
Gain on extinguishment of liabilities	(1,947,134)	(57,595)	(3,411,479)	(1,780,731)
Depreciation and amortization	2,104,016	1,739,935	5,624,132	5,222,159

Total operating expenses	18,488,204	13,841,537	50,729,991	38,876,814

Operating income	2,532,221	1,165,801	4,251,840	1,455,441
Interest expense	1,349,023	1,186,778	3,574,146	3,822,084

Income (loss) before income tax	1,183,198	(20,977)	677,694	(2,366,643)
State income tax expense	99,000	60,000	261,000	235,000

Income (loss) before noncontrolling interest	1,084,198	(80,977)	416,694	(2,601,643)

Net income attributable to noncontrolling interests	(38,748)	—	(38,748)	—

Net income (loss) attributable to Company	$1,045,450	$(80,977)	$377,946	$(2,601,643)

Basic and diluted earnings (loss) per share data:

Basic and diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.03)

Basic and diluted weighted average shares outstanding	276,379,591	91,132,160	235,075,067	91,132,160

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income (loss)	$416,694	$(2,601,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	994,619	2,276,856
Depreciation and amortization	5,624,132	5,222,159
Gain on extinguishment of liabilities	(3,411,479)	(1,780,731)
Net changes in other operating assets and liabilities:
Accounts receivable	(5,390,952)	(2,142,743)
Related party receivables and payables	222,513	(1,082,151)
Inventories	(304,352)	9,523
Prepaid expenses and other assets	(46,793)	(86,839)
Accounts payable, accrued expenses, and payable to Internal Revenue Service	(1,465,474)	3,736,282
Deferred revenue	133,940	—

Net cash (used in) provided by operating activities	(3,227,152)	3,550,713

Investing activities
Purchase of property and equipment	(598,960)	(143,811)
Business acquisitions, net of cash acquired	397,755	—
Investments in unconsolidated affiliates	(115,000)	—

Net cash used in investing activities	(316,205)	(143,811)

Financing activities
Redemption of common stock	(50,000)	—
Issuance of common stock	7,120,000	—
Dividends paid	(3,496)	—
Borrowings under notes payable	3,500	100,000
Payments on notes payable	(3,481,189)	(600,410)
Borrowings under notes payable to related party	3,944,633	5,367,300
Payments on notes payable to related party	(1,848,396)	(6,000,991)
Proceeds from capital leases	—	547,924
Repayment of capital lease obligation	(3,733,632)	(2,714,356)
Payments on capital lease obligation to related party	(76,858)	(46,447)

Net cash provided by (used in) financing activities	1,874,562	(3,346,980)

Net (decrease) increase in cash and cash equivalents	(1,668,795)	59,922
Cash and cash equivalents at beginning of period	2,291,754	1,640

Cash and cash equivalents at end of period	$622,959	$61,562

Supplemental disclosure of cash flow information
Interest paid	$1,360,017	$2,783,764
Taxes paid	$5,443,470	$1,800,025
Supplemental noncash financing activities
Exchange of debt for common stock on February 2011	$3,500,000	$—
Issuance of common stock on February 2011	$2,130,000	$—
Issuance of common stock to affiliate for termination of service agreement	$1,000,000	$—
Noncash consideration paid for acquisitions	$24,753,735	$—
The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.
Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Shareholders’	Accumulated	Shareholders’	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Receivable	Deficit	Equity (Deficit)	Interest
Balance, December 31, 2010,	3,000	$3	151,498,884	$151,499	$12,069,750	$—	$(46,811,832)	$(34,590,580)	$—
Redemption of common stock on January 2011	—	—	(173,632)	(174)	(49,826)	—	—	(50,000)	—
Issuance of common stock on February 2011	—	—	56,388,831	56,389	7,193,611	(130,000)	—	7,120,000	—
Issuance of common stock on February 2011	—	—	22,040,000	22,040	1,977,960	(2,000,000)	—	—	—
Exchange of debt for common stock on February 2011	—	—	40,600,587	40,601	3,459,399	—	—	3,500,000	—
Issuance of common stock to affiliate for termination of service agreement	—	—	11,600,000	11,600	988,400	—	—	1,000,000	—
Exchange of profit interest for common stock on February 2011	—	—	2,204,000	2,204	(2,204)	—	—	—	—

Effect of Reverse Merger	—	—	(31,158,670)	(31,159)	31,159	—	—	—	—
Issuance of common stock for acquisitions in June 2011	—	—	23,395,895	23,396	21,932,704			21,956,100	5,150,146
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—	(3,496)

Net income for the period	—	—	—	—	—	—	377,946	377,946	38,748

Balance, September 30, 2011	3,000	$3	276,395,895	$276,396	$47,600,953	$(2,130,000)	$(46,433,886)	$(686,534)	$5,185,398

The accompanying notes are an integral part of these consolidated financial statements.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (the “UGH LP”), a Texas limited partnership and University Hospital Systems, LLP (the “UGH GP”), a Delaware limited liability partnership (collectively the “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships.
For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of SeaBridge by the UGH Partnerships and was treated as a recapitalization with the UGH Partnerships as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011 and represent the operations of UGH Partnerships.
In connection with and immediately following the Merger, SeaBridge changed its name to University General Health System, Inc. (the “UGHS”, “we”, or the “Company”) and divested of its wholly-owned subsidiary, SeaBridge Freight, Inc. a Delaware corporation. The divested subsidiary is in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, FL and Port Brownsville, Texas. In consideration of the divestiture, the Company received and cancelled 135,000,000 outstanding shares of common stock of the Company from existing shareholders.
After the Merger, the Company is a diversified, integrated, multi-specialty health care provider that delivers concierge physician and patient oriented services providing timely and innovative health solutions that are competitive, efficient and adaptive in today’s health care delivery environment. At September 30, 2011, the Company owned and operated University General Hospital (“UGH”), a 72-bed acute care hospital in Houston, Texas. UGH commenced business operations as a general acute care hospital on September 27, 2006. The Company is headquartered in Houston, Texas.
In June 2011, through its wholly-owned subsidiaries, the Company completed the acquisitions of three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas and Trinity Hills of Knoxville, Tennessee (the “TrinityCare Facilities”). UGHS also acquired 51% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare Senior Living, LLC”), a developer and manager of senior living communities. As UGHS’ majority-owned subsidiary, TrinityCare Senior Living, LLC continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. The TrinityCare Facilities and TrinityCare Senior Living, LLC are sometimes collectively referred to as “TrinityCare.” Effective June 30, 2011, UGHS also acquired the business asset of specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC, collectively “Autimis”.
As of September 30, 2011, the Company had the following wholly-owned subsidiaries for the primary purpose of ownership, operation and acquisition of general acute care hospitals, ambulatory surgery centers and other ancillary businesses, senior living communities and healthcare revenue cycle businesses: University General Hospital, LP (“UGH LP”), University Hospital Systems, LLP (“UGH GP”), UGHS Ancillary Services, Inc (“UGHS Services”), UGHS Hospitals, Inc. (“UGHS Hospital”), UGHS Management Services, Inc. (“UGHS Management”), UGHS Real Estate, Inc. (“UGHS Real Estate”), UGHS Senior Living of Pearland, LLC (“UGHS Pearland”), UGHS Senior Living of Port Lavaca, LLC (“UGHS Port Lavaca”), UGHS Senior Living of Knoxville, LLC (“UGHS Knoxville”), UGHS Autimis Billing, Inc. (“UGHS Billing”), and UGHS Coding, Inc. (“UGHS Coding”). As of September 30, 2011, UGHS conducted operations through three operating segments: Hospital, Senior Living, and Revenue Management. See Note 5.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States of America generally accepted accounting principles (“U. S. GAAP”) and the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. All such adjustments are of a normal and recurring nature. The results for interim periods are not necessarily indicative of results for the entire year. The consolidated balance sheet at December 31, 2010 has been derived from audited consolidated financial statements; however, the notes to the consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the combined financial statements and notes thereto included in our Form 8-K/A for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2011.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U. S. GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At September 30, 2011 and December 31, 2010, the amounts held in the banks exceeded the insured limit of $250,000. The Company has not incurred losses related to these deposits and believes no significant concentration of credit risk exists with respect to these cash investments.
Accounts Receivable
Accounts receivables are stated at estimated net realizable value. Significant concentrations of accounts receivables at September 30, 2011 and December 31, 2010 consist of the following:

	September 30,	December 31,
	2011	2010
Commercial and managed care providers	62%	67%
Government-related programs	34%	31%
Self-pay patients	4%	2%

Total	100%	100%

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Accounts receivable are based on gross patient receivables of $46,426,974 and $44,800,018, net of contractual adjustments of $23,904,248 and $27,754,146 as of September 30, 2011 and December 31, 2010, respectively. Additionally, the Company’s accounts receivable consist of net resident receivables of $72,331 and revenue management receivables of $26,162 at September 30, 2011. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there are significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $6,247,457 and $5,233,688 as of September 30, 2011 and December 31, 2010, respectively.
Related Parties Receivables
Related parties receivables include employee receivables and expenses paid on behalf of affiliates, which management believes have minimal credit risk.
Inventories
Inventories consist primarily of pharmaceuticals and supplies inventories. Inventories are stated at cost, which approximates market, and are expensed as used. Cost is determined using the first-in, first-out method.
Property and Equipment
Property and equipment are initially stated at cost and fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms, and the related obligations are recorded as debt. Amortization of assets under capital leases and of leasehold improvements is included in depreciation expense. The Company records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. The Company amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term. The estimated useful life of each asset is as follows:

Buildings	40
Machinery and Equipment	3 to 15
Leasehold improvement	5 to 30
Computer equipment and software	5
Intangible Asset
The Company recorded as an intangible asset the previously developed software technology of Autimis, Inc. as an allocation of purchase price (see note 4) based on the fair value as determined by a weighted average of a cost and income based measure of fair value. The intangible asset is amortized on a straight-line basis over the 10 year life of the asset. The amortization charge is included in the Consolidated Statements of Operations. The Company evaluates for impairment when events and circumstances warrant in accordance with ASC Topic 350-30, Intangibles: Goodwill and Other, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis.
Deferred Loan Costs
Costs associated with securing loans are capitalized and amortized over life of related debt. Capitalized loan cost net of accumulated amortization of $34,734 were $1,390,266 at September 30, 2011 and are included in other assets in the balance sheet. Loan cost amortization totals $34,734 for the three months ended September 30, 2011.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Impairment of Long-lived Assets
Long-lived assets, which include property, plant and equipment and identified intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows using market participant assumptions with respect to the use and ultimate disposition of the asset. No such impairment was identified at September 30, 2011 or December 31, 2010.
Goodwill
Effective September 2011, the Company accounts for its goodwill in accordance with the Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually on December 31, and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable.
In accordance with ASU 2011-08, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market considerations, the Company’s overall financial performance, cost factors, and entity-specific events such as changes in strategy, management, key personnel, or customers. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs the two-step impairment test.
Under ASU 2011-08, the Company has also an option to bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the goodwill impairment analysis requires the allocation of the fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded as a separate line item within income from operations. Significant estimates and judgments are involved in this assessment and include the use of valuation methods for determining the fair value of goodwill assigned to each of the reporting units and the applicable assumptions included in those valuation methods such as financial projections, discount rates, tax rates and other related assumptions. Additionally, these estimates and judgments include the assumptions utilized to arrive at the market values of the fixed assets assigned to these reporting units and the reliability of other assets assigned to the reporting units. There have been no triggering events in the nine months ended September 30, 2011 and 2010.
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
The fair value of the Company’s long-term debt is determined by estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s intangible assets was originally determined as a part of an acquisition based measure of fair value and is currently carried at amortized cost.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Revenue Recognition
Hospital Segment
Revenues related to the Company’s Hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts. Net patient service revenues for the three months ended September 30, 2011 and 2010 were $18,966,579 and $15,003,647, respectively, and are based on gross patient service revenues of $77,559,961 and $65,172,485, net of contractual adjustments of $58,593,382 and $50,168,838, respectively. Net patient service revenues for the nine months ended September 30, 2011 and 2010 were $52,919,032 and $40,298,340, respectively, and are based on gross patient service revenues of $210,384,636 and $174,169,382, net of contractual adjustments of $157,465,604 and $133,871,042, respectively.
UGH LP has agreements with third-party payors that provide for payments to UGH LP at amounts different from its established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Allowances and discounts are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These allowance and discounts are related to the Medicare and Medicaid programs and managed care contracts.
For the three months ended September 30, 2011 and 2010, net patient service revenue from the Medicare and Medicaid programs accounted for approximately 38% and 31% of total net patient service revenue, respectively, and net patient service revenue from managed care contracts accounted for approximately 57% and 62% of net patient service revenue, respectively. For the nine months ended September 30, 2011 and 2010, net patient service revenue from the Medicare and Medicaid programs accounted for approximately 36% and 31% of total net patient service revenue, respectively, and net patient service revenue from managed care contracts accounted for approximately 58% and 62% of net patient service revenue, respectively.
Senior Living Segment
Revenues related to the Company’s Senior Living segment consist primarily of resident fees, entrance fees, community fees, and management fees. Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized assisted living care. Residency agreements are generally non-binding, for a term of one year, with resident fees billed monthly in advance.
The TrinityCare Facilities have residency agreements that require the resident to pay an upfront fee prior to occupying the senior living community. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination. In such instances, the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.
All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue are classified as current liabilities. The non-refundable portion of entrance fees expected to be earned and recognized in revenue in one year is recorded as a current liability. The balance of the non-refundable portion is recorded as a long-term liability.
The majority of community fees received by the TrinityCare Facilities are non-refundable and are recorded initially as deferred revenue. The deferred amounts, including both the deferred revenue and the related direct resident lease origination costs, are amortized over the estimated stay of the resident, which is consistent with the contractual terms of the resident lease. The refundable portion of a resident’s community fee is generally refundable within a certain number of months or days following the resident’s move-in into the community. In such instances, the refundable portion of the fee is not amortized and included in refundable community fees and deferred revenue.
TrinityCare Senior Living, LLC provides management services to the TrinityCare Facilities, as well as an assisted living community and two memory care greenhouses in Georgia. Management fee revenue is determined by an agreed upon percentage of gross revenues and recorded as services are provided. Management fee revenue received from the TrinityCare Facilities has been eliminated in consolidation.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Revenue Management Segment
Billing and coding revenues are generated from revenue cycle management services provided by Autimis to UGH LP and other third-party clients. Fees charged for these services are defined in service agreements and based upon a stated percentage of cash collections. Revenue is recognized as services are performed. Billing and coding fee revenue received from UGH LP has been eliminated in consolidation.
Concentration of Credit Risk
Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of September 30, 2011 and December 31, 2010. The Company has a risk of incurring losses if such allowances are not adequate.
Income Taxes
The Company accounts for income taxes under the Accounting Standards Codification (“ASC”) No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.
The Company records and reviews quarterly its uncertain tax positions. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company measures a tax position that meets the more-likely-than-not recognition threshold as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. In its measurement of a tax position that meets the more-likely-than-not recognition threshold, the Company considers the amounts and probabilities of the outcomes that could be realized upon settlement using the facts and circumstances and information available at the reporting date.
Earnings (Loss) Per Share Information
Basic net earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
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
Business Combinations
The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.
Acquired Assets and Assumed Liabilities
Pursuant to ASC No. 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company retrospectively adjusts the provisional amounts recognized at the acquisition date, by means of adjusting the amount recognized for goodwill.
Contingent Consideration
In certain acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated future goals, such as targeted earnings levels. The Company records contingent consideration based on its estimated fair value as of the date of the acquisition. The Company evaluates and adjusts the value of contingent consideration, if necessary, at each reporting period based on the progress toward achievement of targets on which issuance of the contingent consideration is based. Any differences between the acquisition-date fair value and the changes in fair value of the contingent consideration subsequent to the acquisition date are recognized in current period earnings until the arrangement is settled.
Segment Information
As a result of the TrinityCare and Autimis acquisitions in June 2011, the Company identified the three reportable segments: Hospital (UGH LP, UGH GP, UGHS Services, UGHS Hospital, UGHS Management, and UGHS Real Estate), Senior Living (UGHS Pearland, UGHS Port Lavaca, UGHS Knoxville, and TrinityCare), and Revenue Management (UGHS Billing and UGHS Coding). The aggregation of operating segments into three reportable segments requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of our operating segments were to become dissimilar, then we could be required to re-evaluate the number of reportable segments.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
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
Subsequent Events
The Company evaluates subsequent events through the date when financial statements are issued. The Company, which files reports with the SEC, considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”), the SEC’s EDGAR.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact ASU 2011-04 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to present components of other comprehensive income as part of the statements of changes in stockholder’s equity and requires entities to present comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the components of other comprehensive income. For public companies, the new disclosure requirements will be effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted and will have presentation changes only.
In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact ASU 2011-07 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.
In September 2011, the FASB issued ASU No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”), which amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted, provided the entity has not yet performed its 2011 annual impairment test or issued its annual financial statements.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
NOTE 2 — GOING CONCERN
During the nine months ended September 30, 2011, the Company had a net income of $377,946 and used $3,227,152 of net cash in operating activities. As of September 30, 2011, the Company had a negative working capital of $47,585,217 and held cash and cash equivalents of $622,959. The cash used in operations and negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.
Management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months. In January 2011, the Company completed a $7.1 million capital raise with the funds being used to repay payroll taxes and other liabilities. Additionally, the Company has converted certain shareholders’ debt to equity, has obtained extensions for certain bank debt maturities and is currently working with certain vendors to extend repayment terms. Finally, management believes that the March 28, 2011 merger transaction with SeaBridge (see Note 3) will create additional opportunities to raise capital in the public markets. However, there can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require the Company to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
NOTE 3 — MERGER
On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (the “UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (the “UGH GP”), a Delaware limited liability partnership (collectively, the “UGH Partnerships”) in exchange for the issuance of 232,000,000 shares of SeaBridge common stock, a majority of the common stock, to the former partners of the UGH Partnerships.
For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of SeaBridge by the UGH Partnerships and was treated as a recapitalization with UGH Partnerships as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011 and represent the operations of UGH Partnerships, with one adjustment, which is to retroactively adjust the UGH Partnerships legal capital to reflect the legal capital of SeaBridge.
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
After completion of the Merger, approximately 232,000,000 common shares were held by the former UGH partners and approximately 21,000,000 common shares were held by the former SeaBridge shareholders. The 232,000,000 shares issued to the former UGH partners are subject to “lock-up leak out” resale restrictions that limit the number of such shares that can be resold to 1/24 of the shares per month (on a non-cumulative basis) held by the former UGH Partners over the 24 month period beginning six months following the closing date of the Merger. Additional information concerning the merger can be found on the Company’s Form 8-K Current Report filed with the SEC on April 01, 2011.
NOTE 4 — ACQUISITIONS
On June 28, 2011, UGHS, through wholly-owned subsidiaries, agreed to acquire 100% of the assets and assume certain of the liabilities of the TrinityCare Facilities and separately agreed to acquire 51% of the ownership interests of TrinityCare LLC ( “TrinityCare LLC”). The acquisitions contemplated by these agreements were completed effective June 30, 2011 (the “Closing Date”). The TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Senior Living, LLC is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The TrinityCare Facilities and TrinityCare Senior Living, LLC are sometimes referred to collectively as “TrinityCare.” The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
The total purchase consideration for the TrinityCare Facilities as of acquisition date was approximately $16.5 million, consisting of: 1) $1.4 million cash payable on August 30, 2011; 2) approximately $2.8 million in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 12,895,895 shares (the “Stock Consideration”) of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at approximately $12.3 million, provided, that (a) 9,978,090 of such shares were delivered to Seller on the Closing Date and (b) 2,917,805 of such shares (the “Escrow Shares”) were deposited into an escrow account. The total purchase consideration was based upon a fair market valuation of TrinityCare determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm. On July 1, 2011, the Company amended the purchase agreement for TrinityCare Senior Living, LLC to increase the purchase price payable to sellers to induce them to satisfy certain stock pledge requirements under bank loans assumed by UGHS Senior Living in connection with its acquisition of Trinity Shores of Port Lavaca. The Company agreed to issue an additional 1,500,000 shares of its common stock, par value $0.001 per share, valued at approximately $1,425, increasing the total purchase consideration for TrinityCare Senior Living, LLC to 5,642,480 shares of Common Stock. The sellers of TrinityCare Senior Living, LLC agreed to pledge up to 1,000,000 shares in favor of TrustMark Bank, N.A. The bank required such pledge as part of its consent to the loan assumption by UGHS Senior Living in connection with its acquisition of Trinity Shores of Port Lavaca. On October 14, 2011, the sellers of the three TrinityCare Facilities agreed to extend the due date to December 2011, was originally August 30, 2011, for the payment of approximately $1.4 million cash payable for the acquisitions of the facilities. Pursuant to such agreements purchase agreements, UGHS, through its subsidiaries, will pay such sellers $477,000 in each of October, November and December of 2011. For this extension, the Company agreed to release the Escrow Shares (described below) to the sellers. The Company recorded the $1,425 as deferred loan costs.
At June 30, 2011, in connection with the acquisition of the TrinityCare Facilities, the Company deposited 2,917,805 of its shares into an escrow account (the “Escrow Shares”). At that time, the Company agreed to release the Escrow Shares to the sellers of the TrinityCare Facilities on June 30, 2012 based on the TrinityCare Facilities’ Earnings Before Interest, Depreciation, Amortization and Management Fees (“EBITDAM”) (determined in good faith by UGHS) generated by the assets acquired for the twelve months ending June 30, 2012. Under the agreement, fifty percent (50%) of the Escrow Shares would be released if EBITDAM exceeded the lower threshold specified in the acquisition agreements, and one hundred percent (100%) would be released if the EBITDAM exceeded the highest threshold specified in the acquisition agreements. As of the acquisition date, the Company believed that the issuance of 100% of the Escrow Shares was probable and therefore recorded the approximate $2.8 million fair value of the Escrow Shares as of the date of acquisition. The Company evaluated the Escrow Shares as of September 30, 2011 based on the TrinityCare Facilities’ achievement of meeting its earnings targets as it relates to the Escrow Shares. In making this determination, the Company considered EBITDAM generated to date along with the forecasted EBITDAM projected for the duration of the measurement period. Based on its evaluation of the fair value of the Escrow Shares, the Company concluded that no adjustment was necessary as of September 30, 2011. As stated above, on October 14, 2011, the Company agreed to release the Escrow Shares to the sellers as additional consideration for their agreements to extend to due dates for the cash portion of the purchase price payable for the acquisitions of the TrinityCare Facilities.
The total purchase price for the TrintyCare acquisitions, including the fair value of the Escrow Shares (which were released October 14, 2011) was allocated to the net tangible and intangible assets based upon their fair values as of June 28, 2011 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The goodwill of $10,993,833 is deductible for income tax purposes.
The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Current assets	$856
Property and equipment	29,968
Other noncurrent assets	1,768
Accounts payable and accrued expenses	(667)
Deferred revenue	(268)
Notes payable, short term portion	(6,521)
Notes payable, less short term	(11,656)
Goodwill	9,569

Total fair value of net assets acquired	23,049
Less: fair value attributable to noncontrolling interest	(5,150)

Total purchase consideration	$17,899

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
During the three months ended September 30, 2011, the Company has retrospectively adjusted the purchase price allocation. The Company recorded a fair value step up adjustment of $16.3 million to its property and equipment and revised other provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuations of long-term and intangible assets and other provisional amounts, with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to decrease goodwill by $14.5 million.
Current assets include cash of $384,290, accounts receivable and prepaids and other current assets with fair value of $45,863 and $426,280, respectively. Accounts receivable consist of $45,863 of gross receivables contractually due, net of estimated uncollectible amounts of $1,470. Goodwill of approximately $11.0 million includes goodwill attributable to both the Company’s and noncontrolling interest. The fair value of goodwill attributable to noncontrolling interest was estimated to be approximately $5.2 million and was based on the purchase price the Company paid for its 51% ownership interest of TrinityCare LLC. The goodwill balance is primarily attributable to TrinityCare’s assembled workforce and the expected synergies and revenue opportunities when combining the senior living communities with the Company’s integrated healthcare network.
On June 30, 2011, separate and apart from the TrinityCare acquisitions, the Company through wholly-owned subsidiaries entered into Profit Participation Agreements (“Profit Agreements”) with one of the minority members (“Member”) of each of the Sellers of the TrinityCare Facilities. Pursuant to the Profit Agreements, through which the Company granted a 10% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements for each of the facilities in exchange for specified future and on-going duties and services to be provided by the Member for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year.
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
The total purchase consideration for Autimis was approximately $8.3 million, consisting of the issuance by UGHS of 9,000,000 shares (the “Autimis Stock Consideration”) of the Company’s Common Stock. Following completion of the Autimis acquisition, Sellers of Autimis owned approximately 3.3% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of Autimis determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm.
The total purchase price for the Autimis acquisitions was allocated to the net tangible and intangible assets based upon their estimated fair values as of June 30, 2011 as set forth below. The excess of the purchase price over the net assets was recorded as goodwill. The following table summarizes the fair values of the assets and liabilities assumed at the acquisition date (in thousands).

Current assets	$133
Property and equipment	92
Accounts payable and accrued expenses	(34)
Software	1,200
Goodwill	6,889

Total purchase consideration	$8,280

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
As of September 30, 2011, the Company has retrospectively adjusted the purchase price allocation. The Company identified intangible assets associated with software and assigned the fair value of $1.2 million. The useful life associated with software was 10 years. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuations of long-term and intangible assets and other provisional amounts, with consideration of the valuation report obtained from a third part appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to decrease goodwill by $1.0 million.
Current assets with aggregate fair value of $133,000 include accounts receivable with fair value of $119,382. The goodwill of $6.9 million is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions.
The unaudited pro forma information below for the three and nine months ended September 30, 2011 and 2010 gives effect to the acquisitions of TrinityCare and Autimis as if the acquisitions had occurred on January 1, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	21,020,425	17,103,091	59,821,092	46,619,514
Income from operations	2,532,221	1,244,855	5,116,261	1,692,604
Net income (loss) attributable to the Company	1,045,450	(214,963)	679,609	(3,003,602)
NOTE 5 — SEGMENT INFORMATION
The Company operates in three lines of business — (i) as a hospital, (ii) as a senior living care community, and (iii) as a revenue cycling management company. These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.
Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of TrinityCare and Autimis in June 2011, discussed in Note 4, the Company changed its reportable segments as follows:
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
The following table presents selected financial information for the Company’s operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Hospital	$18,974,967	$15,007,338	$52,936,373	$40,332,255
Senior living	1,877,179	—	1,877,179	—
Revenue management	626,447	—	626,447	—
Intersegment revenues	(458,168)	—	(458,168)	—

Total revenues	$21,020,425	15,007,338	54,981,831	40,332,255

Operating income
Hospital	$2,315,812	$1,165,801	$4,035,431	$1,455,441
Senior living	168,446	—	168,446	—
Revenue management	47,963	—	47,963	—
Intersegment income	—	—	—	—

Total operating income	$2,532,221	$1,165,801	$4,251,840	$1,455,441

	September 30,	December 31,
	2011	2010
Total assets
Hospital	$67,742,059	$70,046,896
Senior living	41,992,627	—
Revenue management	8,400,808	—

Total assets	$118,135,494	$70,046,896

NOTE 6 — PROPERTY AND EQUIPMENT, NET
Property and equipment at September 30, 2011 and December 31, 2010 consists of the following:

	September 30,	December 31,
	2011	2010
Land	$1,105,000	$—
Land improvements	875,347	—
Buildings	54,511,604	27,406,478
Machinery and equipment	30,710,564	29,439,203
Leasehold improvements	21,450,025	21,348,505
Computer equipment and software	3,701,249	3,493,265

	112,353,789	81,687,451
Less accumulated depreciation and amortization	(34,059,417)	(28,463,299)

Total property and equipment, net	$78,294,372	$53,224,152

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
NOTE 7 — NOTES PAYABLE
Lines of Credit
On July 9, 2008, UGH LP entered into an Amended and Restated Line of Credit Agreement with a financial institution providing UGH LP with a $7,000,000 secured revolving credit facility with interest rate of 6% that matures on January 15, 2012. This Amended and Restated Line of Credit Agreement amends and restates the Company’s former Line of Credit Agreement of $8,000,000 dated March 27, 2006, which was set to mature on April 30, 2011.
On September 1, 2006, UGH GP entered into a line of credit agreement with a financial institution providing UGH GP with a $1,500,000 secured revolving credit facility with interest rate of prime rate plus 0.5%, originally maturing April 30, 2011, secured by all assets of UGH GP. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit to January 15, 2012.
As of September 30, 2011 and December 31, 2010, the Company had outstanding balances on the lines of credit of $8,451,025 and $8,450,000, respectively. The Company’s lines of credit contain restrictive financial covenants. Throughout 2010 and subsequent to December 31, 2010 through the issuance of the accompanying consolidated financial statements, the Company was not in compliance with certain of the financial covenants contained within line of credit agreements. However, as the Company obtained an extension of the lines of credit to January 15, 2012 and obtained a waiver for the financial covenant violations, the Company has classified the lines of credit as long-term liabilities at December 31, 2010 in the consolidated financial statements. The lines of credit were classified as short-term liabilities at September 30, 2011. For the three months ended September 30, 2011 and 2010, the Company recognized interest expense on the line of credit of $134,021 and $156,982, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized interest expense on the line of credit of $379,977 and $432,146, respectively.
Notes Payable
The Company’s third party notes payable consisted of the following:

	September 30,	December 31,
	2011	2010
Note payable to a financial institution due January 15, 2012, monthly principal payments of $150,000 for January 2011 to June 2011, and $200,000 for July 2011 to January 2012 with interest rate at 6%	$5,750,000	$7,200,000
Notes payable to a financial institution guaranteed by shareholders, due April 4, 2011, interest rate at 7%	1,683,361	2,561,623
Note payable to a financial institution due on demand, with interest at prime rate(3.25% at June 30, 2010 and December 31, 2010)	982,079	982,079
Notes payable to a financial institution due on September 30, 2009, with interest rate at 5.25% at September 30, 2011 and December 31, 2010	1,404,063	1,604,063
Note payable to individuals due on demand, interest rate at 15%	—	300,000
Notes payable to Medicare, interest rate at 11% due October 1, 2013	388,132	507,295
Notes payable due on demand guaranteed by shareholders, with 0% -6.25% interest rates	104,586	403,482
Non-interest bearing note payable due on demand to a shareholder.
Note was paid in full in January, 2011.	—	250,695
Non-interest bearing note payable to an individual due June 30, 2012	160,000	—

Total debt	10,472,221	13,809,237
Less: current portion	(10,254,550)	(8,321,298)

Total debt, less current portion	$217,671	$5,487,939

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
The Company has notes payable with financial institutions of $1,683,361 and $1,404,063, which are past due and in default thus classified in current notes payable at September 30, 2011 and December 31, 2010.
As of September 30, 2011 and December 31, 2010, certain of Company’s notes payable were secured by the Company’s total assets.
Throughout 2010 and subsequent to December 31, 2010 through the issuance of the accompanying consolidated financial statements, the Company was not in compliance with certain financial covenants related to its note payable due to a financial institution of $5,750,000 and $7,200,000 at September 30, 2011 and December 31, 2010, respectively. In June 2011, the Company and the financial institution agreed to extend the terms of the note payable to January 2012, modified the monthly payments of the note payable, and provided a waiver to the Company for violations of financial covenants at September 30, 2011 and December 31, 2010. As a result, the Company classified the amounts due in 2012 as long-term at December 31, 2010. The note payable was classified as short-term at September 30, 2011.
For the three months ended September 30, 2011 and 2010, the Company recognized interest expense on the notes payable of $172,047 and $204,128, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized interest expense on the notes payable of $591,537 and $685,466, respectively. The Company accrued interest payable of $554,064 and $206,205 as of September 30, 2011 and December 31, 2010, respectively.
Total principal payment obligations relating to the Company’s third party long-term debt, except debt assumed in current year acquisitions, are as follows, as of September 30, 2011:

Fiscal Year	Principal Payments
2012	$10,254,550
2013	178,346
2014	39,325

Total	$10,472,221

See further discussion regarding the related party notes payable in Note 13.
Notes payable assumed from TrinityCare
At September 30, 2011 notes payable assumed from TrinityCare consisted of:

Line of Credit with total line of $80,000	(1)	$76,367
Mortgage payable — UGHS Knoxville	(2)	5,797,144
Mortgage payable — UGHS Pearland	(3)	6,181,869
Mortgage payable — UGHS Port Lavaca	(4)	5,350,377
Mortgage payable — TrinityCare Senior Living, LLC	(5)	44,427
Other	(6)	108,372
TrinityCare Senior Living, LLC, guaranteed by shareholder	(7)	437,020
Subordinated promissory notes	(8)	2,815,089

Total		20,810,665

Less current portion		(8,059,959)

Total Long-Term Debt assumed from TrinityCare		$12,750,706

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Notes to debt instruments:

(1)	Line of credit with Wells Fargo Bank bearing interest rate at Prime plus 7.25% expiring September, 2009.

(2)	Note payable due Citizens National Bank of Sevierville bearing interest rate at 7% and due on July 13, 2013.

(3)	Note payable due Davis-Penn Mortgage Co. bearing interest rate at 5.75% and due on June 1, 2043.

(4)
Interest only note payable due Trustmark National Bank bearing interest rate at 2.75% above LIBOR and due on June 30, 2031. The Company has an option to extend this note for an additional 42 months said extension to be amortized over 25 years.

(5)	Note payable to Citizens National Bank of Sevierville bearing interest rate at 6.95% and due on November 11, 2011.

(6)	Various notes payable, bearing interest at various rates and due on various dates beginning in 2011

(7)	Note payable to Founders Bank bearing interest rate of 1% over Prime with a minimum of 6.50% due July 31, 2010, guaranteed by a shareholder

(8)	Subordinated promissory notes issued in connection with TrinityCare acquisition (see Note 4)
Future maturities of notes payable assumed from TrinityCare are as follows:

Long-term debt
maturities	September 30, 2011
2012	$8,059,959

2013	1,702,122

2014	257,804

2015	271,747

2016 thereafter	10,519,033

Total	$20,810,665

NOTE 8 —LEASE OBLIGATIONS
Capital Leases
The Company has 17 capital lease obligations with 7 financing companies, collateralized by underlying assets having an aggregate net book value of $27,534,782 at September 30, 2011. These obligations have stated interest rates ranging between 4.18% and 17.22%, are payable in 13 to 360 monthly installments, and mature between October 1, 2011 and July 30, 2036. As of December 31, 2010, the UGH LP had 20 capital lease obligations with 10 finance companies with an aggregate net book value of $32,382,310. As of September 30, 2011 and December 31, 2010, the Company had capital lease obligations of $39,494,249 and $43,304,739, respectively. Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at September 30, 2011, are summarized as follows:

	Related Party	Third Party
	Lease	Leases
2012	$580,833	$8,821,419
2013	2,323,333	221,937
2014	2,323,333	53,472
2015	2,323,333	—
2016	2,323,333	—
Thereafter	57,212,744	—

Total minimum lease payments	$67,086,909	$9,096,828
Less amounts representing interest	35,983,832	705,656

Present value of minimum lease payments	31,103,077	8,391,172
Less current portion	235,443	8,340,357

Long term portion	$30,867,634	$50,815

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
The Company violated a capital lease debt covenant with a third party and recorded all of the related capital lease obligation of $5,706,156 and $6,687,253 as a current liability as of September 30, 2011 and December 31, 2010, respectively. See further discussion regarding the related party capital lease obligation in Note 13.
Operating Leases
The Company leases certain space under operating leases expiring in 2015. Lease payments totaling $21,331 are payable monthly. Terms of the facility leases generally provide that the Company pay it’s pro rata share of all operating expenses, including insurance, property taxes and maintenance. Rent expense for the three months ended September 30, 2011 and 2010 was $54,796 and $33,974, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was $156,719 and $76,379, respectively. Minimum future lease payments under the operating leases as of September 30, 2011 are as follows:

Fiscal Year	Payments
2012	$196,704
2013	169,908
2014	169,908
2015	169,908

Total	$706,428

NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
Prexus
On December 4, 2009, Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and Ascension Physician Solutions, LLC (“APS”) in the 270th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services and (ii) $608,005.07 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services. UGH LP and APS terminated these contracts effective September 9, 2009. Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortious interference of Prexus contracts. In October 2010, UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.
On October 11, 2011, the trial court judge executed and entered judgment against UGH LP of approximately $2.9 million, which included approximately $2.2 million in lost profits. The judgment also included additional amounts for pre-judgment and post-judgment interest. We believe the judgment is not supported by the evidence presented at trial and UGH LP has taken appropriate actions to appeal the judgment and will post a bond securing payment of the judgment pending the results of the appeal. The Company accrued $861,000 as of September 30, 2011.
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

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. The Company will have an on-going relationship with Siemens. The Company accrued this unpaid claim as current liabilities.
Internal Revenue Service
UGH LP currently owes the Internal Revenue Service (the “IRS”) approximately $1,302,000 in past due payroll taxes for the fourth quarter of 2009 and $710,000 for the second quarter of 2010. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis and have entered into an installment agreement with the IRS pursuant to which UGH LP pays $165,000 per month towards satisfaction of the outstanding balance. At September 30, 2011 and December 31, 2010, UGH LP accrued $4,361,799 and $5,436,041, respectively. The Company has paid $1,715,000 in October 2011 and the current amount payable at November 14, 2011 is $2,646,799.
Employee Benefit Plans
UGH LP offers a 401(k) retirement and savings plan that covers substantially all of its employees, through which UGH LP provides discretionary matches to employees. For the three and nine months ended September 30, 2011 and 2010, UGH LP did not make any contributions to the plan.
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
UGH LP also retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 months following any termination of that agreement. For the three and nine months ended September 30, 2011, UGH LP did not incur any operating and rent expense.
NOTE 10 — GAIN ON EXTINGUISHMENT OF LIABILITIES
In the three and nine months ended September 30, 2011 and 2010, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended September 30, 2011, the Company recognized a gain on extinguishment of liabilities of $1,947,134, of which $1,700,000 of the gain was related to the Siemens settlement referenced in Note 9 and $57,595 was recognized for the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the Company recognized a gain on extinguishment of liabilities of $3,411,479 and $1,780,731, respectively.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
NOTE 11 — EQUITY
Common Stock Offerings
On February 15, 2011, prior to the closing of the Merger, the Company entered into a Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in the aggregate 56,388,831 shares of common stock at a purchase price of approximately $0.13 per share. The aggregate purchase price paid by the Purchasers for the common stock was $7,120,000. The Company used the proceeds to pay tax payments, certain outstanding loan balances, and certain capital lease settlements, and for working capital purposes. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.
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
Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. The Company used the proceeds for working capital purposes. The promissory notes are due on March 1, 2021. The promissory notes bear interest rate at 4%, and the accrued interest shall be paid in full on the date on which the final principal payments on these notes are made. The executives shall prepay a portion of the promissory notes equal to the amount of all cash proceeds the Executives receive in connection with his ownership, disposition, transfer or sales of the Executive Securities. At September 30, 2011, the outstanding notes receivable balance was $2,130,000.
Debt Exchange Agreements
On February 28, 2011 prior to the Merger, the Company entered into Debt Exchange Agreements with certain key creditors (the “Creditors”), pursuant to which the Creditors cancelled and released the Company from its obligations totally $3,500,000 and received 40,600,587 shares of common stock at a purchase price of approximately $0.09 per share. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.
Issuance of Common Stock to Affiliate for Termination of Service Agreement
Certain shareholders of the Company organized APS as a hospital management company. In September 2006, UGH LP and APS have entered into a Management Services Agreement (the “Management Agreement”), pursuant to which APS provided management services to UGH LP. In consideration for such services, UGH LP was obligated to pay APS a management fee of 5.0% of the net revenues of the Hospital. Net revenues are defined in the Management Agreement as the Hospital’s gross revenues, less adjustments for special contractual rates, charity work and an allowance for uncollectible accounts, all determined in accordance with generally accepted accounting principles.
On February 28, 2011, prior to the Merger, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS valued at a purchase price of $1.0 million. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. Additionally, the Company assumed APS’ loan obligations of approximately $740,000, and APS cancelled the receivable due from the Company approximately of $2,543,000. For the nine months ended September 30, 2011, the Company recorded gains from cancellation of liability of approximately of $803,000.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Issuance of Common Stock in connection with the TrinityCare acquisition
On June 30, 2011, the Company issued 12,895,895 shares of its common stock in connection with the acquisition of Trinity Care at a price of $0.95 per share. On the closing date, 9,978,090 shares were delivered to the sellers of Trinity Care and 2,917,805 shares were deposited into an escrow account to be released to the sellers one year after the closing date, subject to certain performance measurement criteria specified in the acquisition agreements. These Escrow Shares were released and delivered to the sellers of TrinityCare on October 14, 2011.
On July 1, 2011, the Company amended the purchase agreement for the Trinity Care LLC acquisition to increase the purchase price payable to the sellers. The Company issued an additional 1,500,000 shares of its common stock at a price of $0.95 per share. See further discussion on the Trinity Care acquisition in Note 4.
Issuance of Common Stock in connection with the Autimis acquisition
On June 30, 2011, the Company issued 9,000,000 shares of its common stock in connection with the acquisition of Autimis at a price of $0.92 per share. See further discussion on the Autimis acquisition in Note 4.
Exchange of Profit Interest for Common Stock
Effective August 10, 2009, the Company entered into an agreement with a debtor to terminate and replace an existing note payable with 2.5% equity interest of the Company, 1% of the Company’s Profit Interest, and a term note payable of $20,000 monthly payment for 99 months. At March 28, 2011, the 1% Profit Interests was exchanged for 2,204,000 shares of common stock of the Company along with the Merger. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. See note 4.
NOTE 12 — INCOME TAXES
No provision for federal income taxes has been recognized for the three months ended September 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential. The current period income tax expense is solely attributable to state taxes accrued during the period.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets in a reasonable period of time. In making this determination, it considers all available positive and negative evidence and makes certain assumptions, including, among other things, the deferred tax liabilities; the overall business environment; the historical earnings and losses; and its outlook for future years. At September 30, 2011 and December 31, 2010, the Company provided a full valuation allowance for its deferred tax assets, as it is more likely than not that these assets will not be realized in a reasonable period of time.
The Company accrued $0 and $82,651 interest or penalties relating to income taxes recognized in the consolidated statement of operations for the nine months ended September 30, 2011 and 2010 or in the consolidated balance sheet as of September 30, 2011 and December 31, 2010.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
NOTE 13 — RELATED PARTY TRANSACTIONS
Related Party Capital Lease Obligation
Cambridge Properties (“Cambridge”) owns the land and building on which University General Hospital is located, and Cambridge is owned by one of the shareholders of the Company. UGH LP has leased the hospital space from Cambridge pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant’s option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that UGH LP pays its pro rata share of the operating expenses. The obligations of UGH LP under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company. UGH LP has previously been in litigation with Cambridge concerning monetary default of certain rent obligations under the Lease Agreement. UGH LP has cured such defaults and makes periodic payment of rent as permitted by current cash flow requirements. Should UGH LP’s relationship with Cambridge deteriorate further, UGH LP will be required to devote additional resources to protect its rights under the Lease Agreement.
As of September 30, 2011 and December 31, 2010, UGH LP recorded a related party capital lease obligation of $31,103,077 and $31,179,935, respectively. Additionally, during the three months ended September 30, 2011 and 2010, the Company incurred amortization expense of $171,920 and $171,920 and interest expense of $527,187 and $528,397, respectively, related to the capital lease obligation with Cambridge. During the nine months ended September 30, 2011 and 2010, the Company incurred amortization expense of $513,870 and $513,870 and interest expense of $1,571,088 and $1,574,482, respectively.
At September 30, 2011 and December 31, 2010 UGH LP had a related party receivable of $4,418 and $170,340 from Cambridge principally related to an overpayment of overhead allocation expenses during 2010. During the three months ended September 30, 2011 and 2010, UGH LP incurred overhead allocation expenses and parking expenses from Cambridge of $256,399 and $316,851, respectively. During the nine months ended September 30, 2011 and 2010, UGH LP incurred overhead allocation expenses and parking expenses from Cambridge of $859,752 and $964,130, respectively. These expenses were recorded as general and administrative expenses in the consolidated statements of operations.
Management Services Agreements
Certain shareholders of the Company have organized APS, a Texas limited liability company, as a service company. UGH LP and APS has entered into a management services agreement, pursuant to which APS provides management services to UGH LP for an initial term of five (5) years. Compensation under this agreement was based on 5% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011.
The Company incurred the management services fee of $0 and $701,440 for the three months ended September 30, 2011 and 2010, respectively, and $461,814 and $1,861,188 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, the Company accrued $0 and $2,649,711 management services fees payable to APS, respectively.
In addition, UGH GP had a related party payable to APS of $0 and $173,500 as of September 30, 2011 and December 31, 2010, respectively, as a result of an advance from APS.
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
The Company believes the terms of the transaction between SYBARIS and UGH LP are fair, reasonable and reflects fair market value. UGH LP recorded $1,178,263 and $952,565 services fee to SYBARIS for the three months ended September 30, 2011 and 2010, respectively, and $3,270,037 and $2,451,958 for the nine months ended September 30, 2011 and 2010, respectively, which were recorded as general and administrative expenses in the combined statements of operations. As of September 30, 2011 and December 31, 2010, UGH LP accrued $717,652 and $364,725 services fees to SYBARIS, respectively.

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Other Related Party Transactions
Ascension Surgical Assistants (“ASA”) and Universal Surgical Staffing (“USS”) previously provided billing/collection services on behalf of the Company, but have since ceased operations in 2010 and 2009, respectively. As of September 30, 2011 and December 31, 2010, the Company recorded a related party payable owed to ASA of $110,098 and $332,074, respectively, as a result of advances provided to UGH LP. As of September 30, 2011 and December 31, 2010, UGH LP recorded a related party payable owed to USS of $17,073 and $16,843, respectively, as a result of advances provided to the Company.
The Company also makes advances to and receives advances from certain other entities owned by UGH LP and UGH GP. At September 30, 2011, the Company had a receivable of $33,141 and a payable of $75,680 at December 30, 2010.
As of September 30, 2011 and December 31, 2010, a shareholder of UGH GP owes UGH GP $438,820 for advances.
During 2010 and the nine months ended September 30, 2011, the Company received and issued non-interest bearing advances from its Chief Executive Officer for working capital purposes. At December 31, 2010, the Company recorded a $24,518 related party receivable from the Chief Executive Officer. At September 30, 2011, there were no advances receivable or payable with the Company’s Chief Executive Officer.
Receivables from Related Parties
Receivables from related parties include employee advances and advances to affiliates and consisted of the following:

	September 30,	December 31,
	2011	2010
Receivable from shareholder of UGH GP	$438,820	$438,820
Receivable from Chief Executive Officer	—	24,518
Receivable from other related party entities	33,141	—
Receivable from Cambridge	4,418	170,340

	$476,379	$633,678

Payables to Related Parties
Payables to related parties include advances from employees and amounts due to affiliates for services rendered and consisted of the following:

	September 30,	December 31,
	2011	2010
Payable to APS	$—	$2,649,711
Payable to ASA	110,098	332,074
Payable to USS	17,073	16,843
Payable to Autimis	—	27,800
Interest on notes payable to shareholders	1,392,342	1,248,118
Payable to SYBARIS	717,652	364,725
Payable to other related party entities	—	75,680

	$2,237,165	$4,714,951

University General Health System, Inc.
Notes to the Consolidated Financial Statements (unaudited) — (Continued)
Notes Payable to Related Parties
Notes payable — related parties consist of the following:

	September 30,	December 31,
	2011	2010
UGH GP note payable to a shareholder, payable on demand, bearing interest rate at 10%	$1,923,000	$1,923,000
UGH LP subordinated promissory notes payable to shareholders, payable in 2028, bearing interest rate at 15%	700,000	800,000
UGH LP non-interest bearing notes payable to shareholders, payable on demand	233,500	482,461
UGH LP note payable to a shareholder, payable in $20,000 monthly installments through 2017, bearing interest rate at 2.43%, maturing in 2017	395,000	—
UGH LP note payable to a shareholder, payable in $20,000 monthly installments through 2017, interest imputed at rate 2.88%, with a discount of $112,791 and $152,984 at September 30, 2011 and December 31, 2010, respectively, and principal balance of $1,520,000 and $1,640,000 at September 30, 2011 and December 31, 2010, respectively	1,327,208	1,487,016
UGH LP note payable to shareholder, payable on demand, bearing interest rate at 15%, classified as third party note payable at December 31, 2010	160,000	—
Trinity note payable to a shareholder, payable on demand, non-interest bearing	109,548	—
UGH LP various notes payable to shareholders, payable on demand, bearing interest rate at 4.25% and 10%	642,872	1,422,414

Total notes payable to related parties	5,491,128	6,114,891
Less: current portion	(3,461,831)	(4,027,650)

Notes payable to related parties, less current portion	$2,029,297	$2,087,241

Total accrued but unpaid interest on notes payable to related parties was $1,392,342 and $1,248,118 at September 30, 2011 and December 31, 2010, respectively, and included in payables to related parties in the consolidated balance sheets.
Future principal payment obligations related to the Company’s related party notes payable are as follows, as of September 30, 2011:

Year ending September 30,
2012	$3,461,831
2013	385,607
2014	366,612
2015	217,191
2016	224,150
Thereafter	835,737

Total	$5,491,128

Related Party Costs and Expenses
The following table summarizes related party costs and expenses that are reflected in the accompanying combined statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense	$641,293	$625,222	$1,815,568	$1,828,004
Management fees	—	701,440	461,814	1,861,187
General and administrative	1,434,662	1,269,416	4,129,789	3,416,088
Amortization expense	171,290	171,290	513,870	513,870

Total	$2,247,245	$2,767,368	$6,921,041	$7,619,149

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On March 31, 2011, we formed UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., and UGHS Real Estate, Inc. Effective June 30, 2011, we completed the acquisitions of the three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. UGHS also acquired 51% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare”), a developer and manager of senior living communities. As UGHS’ majority-owned subsidiary, TrinityCare continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Additionally, effective June 30, 2011, UGHS acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC.
As of September 30, 2011, UGHS conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc. and UGHS Coding, Inc.
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
Pursuant to the terms of the Merger, the 232,000,000 shares of common stock issued to the former partners of the UGH Partnerships are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.
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

Following the Merger, we consummated acquisitions of complementary businesses, further discussed below, and as of November 14, 2011, we currently own or operate the following centers:
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
As of September 30, 2011, we operated under the three segments of business: Hospital, Senior Living, and Revenue Management. As we implement our business plan, we expect to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. We intend to aggressively pursue our acquisitions strategy for the remainder of 2011 and beyond.
Business Combinations
The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in Accounting Standards Codification (“ASC”) 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired. All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.
Acquired Assets and Assumed Liabilities
Pursuant to ASC 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company retrospectively adjusts the provisional amounts recognized at the acquisition date, by means of adjusting the amount recognized for goodwill.

Contingent Consideration
In certain acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. The Company considers the key inputs of the arrangement and participant assumptions when developing the best estimate that is used to determine the fair value of the arrangement. The Company estimates the likelihood and timing of achieving the relevant milestones of the contingent consideration. The Company also exercises judgment when applying a probability assessment for each of the potential outcomes.
For the TrinityCare acquisition completed in June 2011, the Company recognized the contingent consideration based on the estimated fair value at the date of acquisition. In making this determination, the Company considered TrinityCare’s Earnings Before Interest, Depreciation, Amortization and Management Fees (“EBITDAM”) generated to date along with the forecasted EBITDAM projected for the duration of the measurement period. The Company evaluates the recorded value of the contingent consideration each subsequent reporting period based on TrinityCare’s achievement of meeting its earnings targets. Management makes estimates regarding the potential outcomes for TrinityCare’s future financial results and progress against the generated EBITDAM to date and the forecasted EBITDAM, which could result in an adjustment to the recorded value of the contingent consideration subsequent to the acquisition date. Any subsequent adjustment to the contingent consideration would be recognized in current period earnings until the arrangement is settled.
Factors that may affect future TrinityCare’s EBITDAM include complex federal, state and local regulations governing the health care industry, high competition in the senior living care market, downturns in the economy, housing market, and unemployment among senior resident family members, a shortage of qualified nurses and other factors as mentioned in “Risk Factors.” These factors can significantly impact the accuracy of the Company’s estimates and materially impact the TrinityCare’s future reported earnings.
University General Hospital
University General Hospital (“UGH” or the “Hospital”) is located at 7501 Fannin Street, Houston, Texas, near Texas Medical Center. UGH provides high-quality, cost-effective healthcare services for the communities served by Texas Medical Center. The Hospital offers a variety of medical and surgical services with 72 beds, including six intensive care unit beds and 11 intermediate care unit beds. The Hospital provides inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy. UGH provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.
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

Failure to comply with applicable certification requirements may make our hospital ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant facilities or otherwise impose sanctions on noncompliant facilities. Non-governmental payors often have the right to terminate provider contracts if a facility loses its Medicare or Medicaid certification
The 2010 Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks, and other screening procedures prescribed by CMS.
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
A violation or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows
We have a number of relationships with physicians and other healthcare providers, including management or service contracts. Even though some of these contractual relationships may not meet all of the regulatory requirements to fall within the protection offered by a relevant safe harbor, we do not believe we engage in activities that violate the Anti-Kickback Law. However, there can be no assurance such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

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

Health Insurance Portability and Accountability Act
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

The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and, initially, are limited in scope to ten medical conditions. We intend to participate in these pilot projects.
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
Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the three months ended September 30, 2011 and 2010, 38% and 31% of our patient service revenues were contributed by Medicare and Medicaid, and 36% and 31% for the nine months ended September 30, 2011 and 2010, respectively.
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

Results of Operations
Set forth below are:
(A) A discussion of the results of operations for University General Hospital (“UGH”) for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010;
(B) A discussion of the results of operations for our senior living care communities for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010; and
(C) A discussion of the results of operations for our revenue cycling management business for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.
(A) Results of Operation — Hospital
For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010
Our net operating revenues consist primarily of revenues derived from patient care services and other non-patient care services. Total revenues increased approximately 26.7% to $19.0 million for the three months ended September 30, 2011 as compared to $15.0 million for the three months ended September 30, 2010. The increase in net revenue was primarily as a result of increased inpatient volumes and the new emergency centers which included University General Hospital-Hyperbaric Wound Care Center and Freestanding Emergency Centers opening. The Company experienced a record average daily census of 40 for the three months ended September 30, 2011. As a result, the Company has experienced an increase in collection rate of approximately 2%, which is due to higher payment rates on inpatient accounts.
Our day’s sales outstanding were 79 days at September 30, 2011, which compares to 77 days at December 31, 2010. To calculate our day’s sales outstanding, we divide our accounts receivable net of allowance for doubtful accounts, by our revenue per day. Our revenue per day is calculated by dividing our quarterly revenues by the number of calendar days in the quarter.
Salaries, benefits, and other employee costs represent the most significant cost to us and represent an investment in our most important asset. Salaries, benefits, and other employee costs include all amounts paid to full-time and part-time employees who directly participate in or support the operations of our hospital, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor. Total salaries, benefits, and other employee costs increased approximately 34.6% to $7.0 million for the three months ended September 30, 2011, as compared to $5.2 million for the three months ended September 30, 2010. This increase was primarily due to an increase in the number of full-time equivalents as a result of our new emergency centers were opened during 2010 and merit increase provided to employees on January 1, 2011. In addition, the number of nursing staff increased to cover the increased inpatient volumes.
Medical supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Medical supplies expense increased approximately 13.3% to $3.4 million for the three months ended September 30, 2011 as compared to $3.0 million for the three months ended September 30, 2010. Medical supplies expense increase was primarily due to the result of our increased in patient volumes in the third quarter of 2011.
General and administrative (“G&A”) expenses primarily include information technology services, corporate accounting, human resources, internal audit and controls and legal services. G&A expenses increased approximately 57.7% to $4.1 million for the three months ended September 30, 2011 as compared to $2.6 million for the three months ended September 30, 2010. The increase in G&A rate in current year third quarter over last year third quarter was primarily comprised of marketing expenses which increased by $0.5 million and billing and collection expenses which increased by $0.3 million.
Management fees increased $0.7 million to $1.4 million for the three months ended September 30, 2011 as compared to $0.7 million for the three months ended September 30, 2010. The increase in management fees was mainly due to additional expenses for the new emergency centers opened late 2010 and early 2011.
As claims are denied and the related receivables age during the appeal process, our provision for doubtful accounts increases as a percent of net revenues. When Medicare contractors cease denials and our recoveries of previously denied claims exceed the dollar value of new claims added to our outstanding receivables balance, our provision for doubtful accounts decreases as a percent of net revenues. Provision for doubtful accounts decreased $0.3 million, or 42.9%, to $0.4 million for the three months ended September 30, 2011 as compared to $0.7 million for the three months ended September 30, 2010.

Interest expense decreased $0.2 million, or 16.7% to $1.0 million for the three months ended September 30, 2011 as compared to $1.2 million for the three months ended September 30, 2010. The decrease in interest expense was primarily due to a decrease in our average interest rate and lower average amount outstanding on notes in the current year. The average interest rate decreased as a result of current market fluctuations.
As a result of the foregoing, our net income was $1.2 million for the three months ended September 30, 2011, compared to a net loss of $0.1 million for the three months ended September 30, 2010. The net income of $1.2 million was primarily derived from a one- time $1.9 million gain from extinguishment of liabilities during the quarter ended September 30, 2011.
For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010
Total revenues increased 31.3% to $52.9 million for nine months ended September 30, 2011 as compared to $40.3 million for the nine months ended September 30, 2010. The increase in net revenue was a result of increased inpatient volumes and the new emergency centers, which included University General Hospital-Hyperbaric Wound Care Center and Freestanding Emergency Centers opening. The Company experienced a 40% increase in average daily census for the nine months ended September 30, 2011. As a result, the Company has experienced an increase in collection rate of approximately 2% due to higher payment rates on inpatient accounts.
Total salaries, benefits, and other employee costs increased $5.8 million, or 40.8%, to $20.0 million for the nine months ended September 30, 2011 as compared to $14.2 million for the nine months ended September 30, 2010. Salaries, benefits, and other employee costs increased was primarily due to an increase in the number of full-time equivalents as a result of our new emergency centers were opened during 2010, an merit increase provided to employees on January 1, 2011 and increased nursing staff needed to cover the increased inpatient volumes.
Medical supplies expense increased $1.0 million, or 11.6%, to $9.6 million for the nine months ended September 30, 2011 as compared to $8.6 million for the nine months ended September 30, 2010. Medical supplies expense increased was primarily due to the direct result of our increased inpatient volumes in the first nine months of 2011.
G&A expenses increased $3.8 million, or 45.2%, to $12.2 million for the nine months ended September 30, 2011 as compared to $8.4 million for the nine months ended September 30, 2010. The increase in G&A rate in current year third quarter over last year third quarter was primarily comprised of marketing expenses which increased by $1 million and billing and collection expenses which increased by $.9 million, and legal fees which increased by $.4 million.
Management fees increased $2.3 million to $4.1 million for the nine months ended September 30, 2011 as compared to $1.8 million for the nine months ended September 30, 2010. Management fees increased due to additional expenses for the new emergency centers opened late 2010 and early 2011.
Provision for doubtful accounts decreased $1.2 million, or 54.5%, to $1.0 million for the nine months ended September 30, 2011 as compared to $2.2 million for the nine months ended September 30, 2010. The decrease in the provision for doubtful accounts was primarily due to continued collection efforts partially offset by the timing and aging of these denials. In addition, we continue to benefit from the enhancements that we made to our processes around the capture and recovery of medicare-related bad debts.
Interest expense decreased $0.2 million, or 5.3%, to $3.6 million for the nine months ended September 30, 2011 as compared to $3.8 million for the nine months ended September 30, 2010. The decreased in interest expense was primarily due to a decrease in our average interest rate and lower average amount outstanding on notes in the current year. The average interest rate decreased as a result of current market fluctuations.
As a result of the foregoing, our net income was $0.5 million for the nine months ended September 30, 2011, compared to a net loss of $2.6 million for the nine months ended September 30, 2010.
(B) Results of Operation — Senior Living
For the three months ended September 30, 2011
For the three months ended September 30, 2011, Senior Living revenues were $1.9 million. Salaries and benefit expense was $0.7 million, general and administrative expense was $0.7 million, depreciation expense was $0.3 million, and interest expense was $0.3 million. Net loss was $0.2 million for the three months ended September 30, 2011.
Senior Living did not have operations for the prior year or the first nine months of 2011.

(C) Results of Operation — Revenue Management
For the three months ended September 30, 2011
For the three months ended September 30, 2011, revenues of $0.62 million were recognized, salaries were $0.48 million, general and administrative expenses were $0.08 million, and depreciation expense was $0.001 million. Net income was $0.05 million.
Revenue management did not have operations for the prior year or for the first nine months of 2011.
Liquidity and Capital Resources
The cash used in operating activities was $3.2 million for the nine months ended September 30, 2011, compared to cash provided by operations of $3.6 million for the nine months ended September 30, 2010. The decrease in operating cash flows was primarily caused by continuing to pay down payables and increased accounts receivable.
The cash used in investing activities was $0.3 million for the nine months ended September 30, 2011, compared to $0.1 million for the nine months ended September 2010. The increase in cash used in investing activities was primarily attributable to the $0.1 million in investments in unconsolidated affiliate and higher purchases of property and equipment as compared to the prior year, partially offset by $0.4 million attributable to business acquisitions.
The cash provided by financing activities was $1.9 million for the nine months ended September 30, 2011, compared to cash used of $3.3 million for the nine months ended September 30, 2010. The increase over the prior year was primarily caused by $7.1 million of an internal capital raise prior to going public. This increase was partially offset by higher payments on short-term notes payable and capital lease obligations in 2011.
The Company generated a negative working capital of $47.6 million as of September 30, 2011, compared to a negative of $40.5 million as of December 31, 2010. This decrease in liquidity is primarily due to the reclassification of debt from long-term to current portion in 2011. Additionally, the Company assumed $7.7 million in current liabilities from the acquisitions made in the second quarter of 2011.
The Company intends to complete a series of transactions comprising a refinancing and restructuring plan (the “Restructuring Plan”) of certain current debt obligations that is expected to involve (i) the refinancing of approximately $14.8 million in loans with Amegy Bank, (ii) the completion of a new revolving line of credit secured by the Hospital’s accounts receivables, (iii) work-outs of the Company’s accounts payable with its trade creditors and equipment providers, as many of these accounts are in default, and (iv) work-outs of taxes payable with the IRS and other taxing authorities. Management believes that this can be achieved by the end of 2011, while there can be no assurances that the restructuring plan will be completed on terms acceptable to the Company or at all.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the accompanying Notes to our consolidated financial statements, for further descriptions of our major accounting policies and for information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.
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

Business Combinations
The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.
All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.
Acquired Assets and Assumed Liabilities
Pursuant to ASC 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company retrospectively adjusts the provisional amounts recognized at the acquisition date, by means of adjusting the amount recognized for goodwill.
Contingent Consideration
In certain acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. The Company considers the key inputs of the arrangement and participant assumptions when developing the best estimate that is used to determine the fair value of the arrangement. The Company estimates the likelihood and timing of achieving the relevant milestones of the contingent consideration. The Company also exercises judgment when applying a probability assessment for each of the potential outcomes.
For the TrinityCare acquisition completed in June 2011, the Company recognized the contingent consideration based on the estimated fair value at the date of acquisition. In making this determination, the Company considered TrinityCare’s EBITDAM generated to date along with the forecasted EBITDAM projected for the duration of the measurement period. The Company evaluates the recorded value of the contingent consideration each subsequent reporting period based on TrinityCare’s achievement of meeting its earnings targets. Management makes estimates regarding the potential outcomes for TrinityCare’s future financial results and progress against the generated EBITDAM to date and the forecasted EBITDAM, which could result in an adjustment to the recorded value of the contingent consideration subsequent to the acquisition date. Any subsequent adjustment to the contingent consideration would be recognized in current period earnings until the arrangement is settled. Factors that may affect future TrinityCare’s EBITDAM include complex federal, state and local regulations governing the health care industry, high competition in the senior living care market, downturns in the economy, housing market, and unemployment among senior resident family members, a shortage of qualified nurses and other factors as mentioned in “Risk Factors.” These factors can significantly impact the accuracy of the Company’s estimates and materially impact the TrinityCare’s future reported earnings.
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

The process of estimating contractual allowances requires us to estimate the amount we expect to receive based on our payor contracts as well as our governmental payors, such a Medicare and Medicaid. The key assumption in this process is the estimated reimbursement percentage, which is based on payor classification, historical paid claims data and, in the case of Medicare, actual DRG data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2011 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2011 would have changed by approximately $1.9 million, and net accounts receivable at September 30, 2011 would have changed by $1.9 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments relative to final settlements and previous program reimbursement estimates impacted net revenue and net income by insignificant amounts in each of the three- months and nine -months ended September 30, 2011 and 2011.
The following table shows gross revenues and contractual allowances for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30		September 30
	2011	2010	2011	2010
Gross billed charges	$77,559,961	$65,172,485	$210,384,636	$174,169,382
Contractual allowance	(58,593,382)	(50,168,838)	(157,465,604)	$(133,871,042)

Net revenue	$18,966,579	$15,003,647	$52,919,032	$40,298,340
Contractual allowance percentage	24%	23%	25%	23%
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
Allowance for Doubtful Accounts
Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At September 30, 2011 and December 31, 2010, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 3% and 2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals, we verify insurance coverage prior to their first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.
Aging by Payor Mix:

	% of Accounts Receivable as of September 30, 2011
	Under 91 Days	91-180 Days	Over 180 Days
Medicare & Medicaid	26%	4%	4%
Managed Care & other	46%	5%	11%
Self-Pay	2%	0%	2%

Total	74%	9%	17%

We do not have any significant amounts subject to pre-approval from third party payors because our business office obtains approvals prior to admission based on information provided by our patients.
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
We attempt to collect deductibles, co-payments and self-pay accounts prior to or at the time of service for non-emergency care. If we do not collect these patient responsibility accounts prior to the delivery of care, the accounts are handled through our billing and collections processes.
The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	September 30,	December 31,
	2011	2010
Government payors and insured receivables	96%	98%
Self-pay receivables (including deductible and co-payments)	4%	2%

Total	100%	100%
We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure with respect to eligibility, benefits, and authorization/pre-certification requirements in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with EMTALA. We do not pursue collection of amounts related to patients who meet our guidelines to qualify as charity care.
In general, we perform the following steps in collecting our accounts receivable: We collect deductibles, co-payments and self-pay accounts prior to or at time of service if possible; we bill and follow-up with third party-payors as soon as possible following discharge; we make collection calls on a regular basis; we utilize the services of outside collection agencies; we write-off of accounts manually if collection efforts are unsuccessful.
The amount of the allowance for doubtful accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and recoveries as a primary source of information in estimating the collectability of our accounts receivable. These estimates have not resulted in material adjustments to our allowance for doubtful accounts or period-to-period comparisons of our results of operations.
Long-lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows, unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited. No such impairment was identified at September 30, 2011 and 2010 or December 31, 2010. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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
A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Based on the weight of available evidence, we determine it is not more likely than not our deferred tax assets will be realized in the near term future. Based on this determination, we have provided a full valuation allowance on net deferred tax assets as of September 30, 2011 and December 31, 2010. If circumstances change and we determine in the future that it is more likely than not that our deferred tax assets will be realized in the near term future, a reversal of a portion or all of the valuation allowance will be required, which could result in a significant reduction in future income tax expense.
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
Goodwill
Effective September 2011, the Company accounts for its goodwill in accordance with the ASU 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Goodwill represents the excess of the fair value of consideration paid over the fair value of identified net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The Company assesses the carrying amount of goodwill by testing the goodwill for impairment annually, on December 31, and whenever events or changes in circumstances or a triggering event indicate that the carrying amount may not be recoverable.

In accordance with ASU 2011-08, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market considerations, the Company’s overall financial performance, cost factors, and entity-specific events such as changes in strategy, management, key personnel, or customers. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs the two-step impairment test. Under ASU 2011-08, the Company has also an option to bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test.
In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of that unit, goodwill is not impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value of that unit, then a second step must be performed to determine the implied fair value of the reporting entity’s goodwill. The second step of the goodwill impairment analysis requires the allocation of the fair value of the reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded as a separate line item within income from operations. Significant estimates and judgments are involved in this assessment and include the use of valuation methods for determining the fair value of goodwill assigned to each of the reporting units and the applicable assumptions included in those valuation methods such as financial projections, discount rates, tax rates and other related assumptions. Additionally, these estimates and judgments include the assumptions utilized to arrive at the market values of the fixed assets assigned to these reporting units and the reliability of other assets assigned to the reporting units.
There have been no triggering events in the nine months ended September 30, 2011 and 2010.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the Notes to our accompanying consolidated financial statements.

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
Based on the evaluation described above, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was ineffective. We identified several material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including the Company’s lack of an audit committee. To mitigate these weaknesses, we have engaged an outside accounting firm to assist us with accounting and financial reporting, including internal controls over financial reporting.

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
Information with respect to the Company’s legal proceedings can be found under the heading “Commitments and Contingencies,” in Note 9 to the Notes to consolidated financial statements contained in Part 1, Item 1, of this report.
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
On September 15, 2011 the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. The Company accrued this unpaid claim as current liabilities.
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
On October 11, 2011 the trial court judge executed and entered judgment against UGH LP of approximately $2.9 million, which included approximately $2.2 million in lost profits. The judgment also includes additional amounts for pre-judgment and post-judgment interest. We believe the judgment is not supported by the evidence presented at trial and UGH LP has taken appropriate actions to appeal the judgment and will post a bond securing payment of the judgment pending the results of the appeal. The Company accrued $861,000 as of September 30, 2011.

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
The continued services of our executive officers and other key individuals are essential to our success. Any of our key employees and individuals, including our Chairman, Hassan Chahadeh, M.D., President Donald W. Sapaugh and Chief Financial Officer, Michael L. Griffin, may resign at any time. These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business. We do not currently have key person life insurance policies covering any of our employees.

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
As of September 30, 2011 we owed approximately $4,362,000 to various taxing authorities, including the Internal Revenue Service. As of November 14, 2011, we have paid $1,715,000 toward these obligations and the current amounts due are approximately $2,647,000. We are currently working on satisfying such tax liabilities. However, there can be no assurance that any liability owed to such taxing authorities will be resolved to the satisfaction of our company, which in turn, may adversely affect our business and results of operations.

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
Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 41% of our outstanding common stock as of November 14, 2011. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholder.
Further, Hassan Chahadeh holds 3,000 shares of Series B Preferred Stock, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of our voting rights.
Therefore, Hassan Chahadeh retains the voting power to approve all matters requiring shareholder approval and has significant influence over our operations. The interests of these shareholders may be different than the interests of other shareholder on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock
Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.
As of November 14, 2011, (i) 232,000,000 of our outstanding shares of common stock are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following March 28, 2011, the closing date of the Merger and (ii) 21,895,894 of our outstanding shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/12 of such shares per month (on a non-cumulative basis) over the 12 month period beginning six months following June 30, 2011, the closing date of the TrintyCare and Autimis acquisitions. Additionally, pursuant to certain registration rights agreements executed in connection with the Merger, we have granted shareholders holding 232,000,000 shares of our common stock the right to include up to 20% of their shares (subject to customary restrictions) for resale in the event we conduct an underwritten public offering of common stock pursuant to a registration statement under the Securities Act. Our shares of common stock may also be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
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
As of July 1, 2011, UGHS, TrinityCare Senior Living, LLC, Donald W. Sapaugh and Al Denson executed an amendment to the Purchase and Sale Agreement, pursuant to which UGHS acquired 51% of the ownership interests of TrinityCare Senior Living, LLC. (“TrinityCare LLC”). The purchase price for the acquisition was increased by an aggregate of 1,500,000 shares of UGHS Common Stock issued collectively to Mr. Sapaugh and Mr. Denson to induce them to provide credit support in the form of personal guarantees of certain bank debt assumed in the acquisition of the senior living facility in Port Lavaca, Texas. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company believes the exemption is available because the offering was made solely and only to the parties to the TrinityCare LLC acquisition following comprehensive due diligence investigation and without any public offering or solicitation.
Except for the matter described above or as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

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

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Hassan Chahadeh, Chairman of the Board of Directors, Chief Executive Officer and President of University General Health System Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael L. Griffin, Chief Financial Officer of University General Health System Inc

32
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Hassan Chahadeh, Chairman of the Board of Directors and Chief Executive Officer of University General Health System, Inc., and by Michael L. Griffin, Chief Financial Officer of University General Health System, Inc.

101.INS *	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM INC.

November 14, 2011	By:	/s/ Hassan Chahadeh

(Date)		Name: Hassan Chahadeh, M.D. Title: Chief Executive Officer (Principal Executive Officer)

November 14, 2011 (Date)	By:	/s/ Michael L. Griffin Name: Mr. Michael L. Griffin Title: Chief Financial Officer (Principal Financial Officer)