Form 10-K
period 2011-12-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2012-04-16
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No: 000-54064

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-0822436
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7501 Fannin Street, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 375-7100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock ($0.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $154,416,850 based upon the closing price of the common stock as quoted by Over the Counter Bulletin Board on such date.

As of April 09, 2012, there were 283,440,226 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

PART I

ITEM 1.	BUSINESS

Company Overview

University General Health System, Inc. (“we,” “UGHS” or the “Company”) is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today's health care delivery environment. We currently operate one hospital and two ambulatory surgical centers in the Houston area. We also own a revenue management company, a hospitality service provider and facility management company, three senior living facilities and manage six senior living facilities. We plan to complete additional complementary acquisitions in 2012 and future years in Houston and other markets.

Our current business was founded in 2005 to establish University General Hospital in Houston, Texas (“UGH”), a 69-bed physician-owned general acute care hospital, including six intensive care unit beds and 11 intermediate care unit beds. UGH provides inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy. UGH provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. We formed University General Hospital, LP (“UGH LP”) as a Texas limited partnership to own and operate UGH and formed University Hospital Systems, LLP as a Delaware limited liability partnership (“UGH GP”) to act as the general partner of UGH LP. UGH commenced business operations as a general acute care hospital on September 27, 2006.

On March 31, 2011, we formed UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., and UGHS Real Estate, Inc.

Effective June 30, 2011, we completed the acquisitions of three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. UGHS also acquired 51% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare”), a developer and manager of senior living communities. As UGHS’ majority-owned subsidiary, TrinityCare manages the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Additionally, effective June 30, 2011, UGHS acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC.

On December 31, 2011, we completed the acquisition of The Sybaris Group, LLC (“Sybaris”), a luxury hospitality service provider and facility management company. The acquisition of Sybaris will allow us to grow more rapidly and leverage the scalability of our business model. In connection with the acquisition of Sybaris, we changed our Revenue Management operating segment name to Support Services operating segment (“Support Services”) and additionally Sybaris changed its name to Sybaris Group, Inc. Sybaris is included in the Support Services operating segment. We have included the financial results of Sybaris in the consolidated financial statements from the date of acquisition.

As of December 31, 2011, UGHS conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Coding, Inc. and Sybaris Group, Inc.

Merger Transaction

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, UGH GP and UGH LP (collectively “UGH Partnerships”) were acquired by SeaBridge Freight Corp. (“SeaBridge”), a publicly reporting Nevada corporation, in a “reverse” merger (“Merger”) in exchange for the issuance of 232,416,956 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships. Approximately 90 physicians are former owners of UGH and are now our shareholders. At the same time, SeaBridge changed its name to University General Health System, Inc.

Pursuant to the terms of the Merger, the 232,416,956 shares of common stock issued to the former partners of the UGH Partnerships are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.

In connection with and immediately following the Merger, we divested of our wholly-owned subsidiary, SeaBridge. The divested subsidiary was in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, FL and Port Brownsville, Texas. In consideration of the divestiture, we received and cancelled 135,000,000 outstanding shares of our common stock from existing shareholders. We are no longer in the freight transport business. The UGH Partnerships are deemed to be the accounting acquirer in the reverse merger. Accordingly, the consolidated financial statements included herein are those of the UGH Partnerships.

Business Strategy

We are dedicated to providing the highest quality and cost effective healthcare services to the communities we serve. Our goal is committed to create a healing environment through excellence in patient care, positive attitudes and the energetic spirit of every one of our employees. We endeavor to be the premier provider of acute care services while utilizing the latest technological and medical advances within an environment that is both physically superior and emotionally healing. Our operational strategy for our senior living facilities is dedicated to care and our commitment and ability to address all of our residents’ needs, ranging from their physical health to their social well-being, has helped drive operating improvements in our business. Our operational strategy for our support services segment is focused on saving time and money in managing account receivables for our hospital and clients. We are committed to providing a complete solution during the most critical point in recovery cycle while maintaining a positive relationship with patients. In addition, our goal is to identify and develop an effective recovery solution that will lead to fast and efficient results. We offer healthcare organizations to our clients as a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic and technical services, supply chain management and central transportation.

We seek to build profitability and create long-term value for our shareholders. We are a physician-centric model of care, whereby we believe that the active engagement of physicians will allow us to provide a higher quality of care and better outcomes for the patient. We believe that our ongoing focus on patient and customer satisfaction, rates and occupancy will generate the incremental growth in margins we are striving to achieve. We are focused on expanding services and implementing and maintaining effective controls. As part of our business strategy, we intend to pursue acquisitions of hospitals, surgery centers, diagnostic and imaging centers, and other similar facilities that we believe could enhance or complement our current business operations or diversify our revenue base.

Fiscal 2011 Acquisitions

TrinityCare

On June 30, 2011, we, through wholly-owned subsidiaries, acquired 100% of the assets and assumed certain of the liabilities of the TrinityCare Facilities and separately agreed to acquire 51% of the ownership interests of TrinityCare Senior Living, LLC ( “TrinityCare Senior Living, LLC”). The TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Senior Living, LLC is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The TrinityCare Facilities and TrinityCare Senior Living, LLC are sometimes referred to collectively as “TrinityCare.” We acquired TrinityCare to further its integrated regional diversified healthcare network. We have included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment (see Note 4 for additional information).

Autimis

On June 30, 2011, through wholly-owned subsidiaries, we executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimis”), pursuant to which we acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Prior to the acquisition, Autimis had provided billing, coding and other revenue cycle management services to UGH since September 2009 under separate service agreements. We acquired Autimis to further its integrated regional diversified healthcare network. We have included the financial results of Autimis in the consolidated financial statements from the date of acquisition. Autimis is included in the Support Services segment (see Note 4 for additional information).

Sybaris

On December 31, 2011, we, through wholly-owned subsidiaries, acquired certain assets and assumed certain of the liabilities of The Sybaris Group, LLC (“Sybaris”). Sybaris provides environmental, food and nutrition, and facilities management services to twelve clients in the Houston metropolitan area, including our hospital operating segment. Sybaris, with nearly 100 employees, achieved almost $5.5 million in revenues and estimated earnings of $500,000 in the year ended December 31, 2011. The acquisition, for 5,000,000 shares of UGHS common stock, increased our shareholders’ equity by $1,400,000. The quality of services provided by Sybaris will contribute to the success of our growth strategy and allow us to continue providing concierge-level services to our patients and physicians as we expand into new markets. We have included the financial results of Sybaris in the consolidated financial statements from the date of acquisition. Sybaris is included in the Support Services operating segment (see Note 4 for additional information).

Plan of Operation

Our business model anticipates the acquisition of acute care “host” hospitals and the development and operation of regional health networks within a defined radius of each host hospital that can provide services under separate departments under the hospitals’ acute care licenses. Such regional health networks and ancillary services will reflect a vertically integrated, diversified system, which will include provider-based “Hospital Outpatient Departments” (“HOPDs”) of the host hospitals and may consist of Free-Standing Ambulatory Surgical Centers, Free-Standing Emergency Rooms, Free-Standing Procedure Facilities, Diagnostic Imaging Treatment Facilities, Hyberbaric Oxygen Theraphy/Wound Care Centers, and/or other ancillary service providers. In 2011, we completed acquisitions of complementary businesses such as senior living care and support services that expand our service offerings within the healthcare industry.

Following the Merger, we consummated acquisitions of complementary businesses, further discussed below, and as of April 9, 2012, we currently own or operate the following centers:

•	University General Hospital, which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas.

•	A hyberbaric wound care center as an HOPD of University General Hospital doing business under the name University General Hospital -Hyperbaric Wound Care Center.

•

Baytown Endoscopy Center, which is a 3-bed ambulatory surgery center. The Baytown Surgery Center is an HOPD of University General Hospital doing business under the name University General Hospital-Baytown Endoscopy Center.

•	Mainland Surgery Center, which is an ambulatory surgery center in Dickinson, Texas, located approximately 25 miles from University General Hospital.

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Autimis Billing, which is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Autimis Coding, which is a specialized health care coding company that serves hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

As of December 31, 2011, we operated under three segments of business: Hospital, Senior Living and Support Services. As we implement our business plan, we expect to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. We intend to aggressively pursue our acquisitions strategy in 2012 and beyond.

Business Segments

We operate in three lines of business: (i) as a hospital, (ii) as a senior living care community, and (iii) as a support services company. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

During 2010, the hospital segment was our only reportable segment. As a result of the acquisitions of TrinityCare, Autimis and Sybaris in 2011, we changed our reportable segments as follows:

(i)	Hospital. The hospital offers a variety of medical and surgical services with 69 beds, including six intensive care unit beds and 11 intermediate care unit beds. The Hospital provides inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy. UGH provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. Our hospital does not typically engage in extensive medical research and education programs.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. We also operate memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. We provide billing, coding and other revenue cycling management services to University General Hospital, a 69-bed acute care hospital in Houston, as well as other clients not affiliated with our company. Our food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

Sources of Revenue

Hospital revenues

Hospital revenues consist primarily of net revenues derived from patient care services and other non-patient care services. The net patient revenues are based on the facilities’ established billing rates less allowances and discounts. Charges and reimbursement rates for patient care vary significantly depending on the type of service and payer. We receive payments for patient care from commercial and managed care providers, government-related programs and self-pay patients. Commercial and managed care providers consist of various payors including private insurance carriers, health maintenance organizations (“HMO”) and preferred provider organizations (“PPO”). Government-related programs consist of Medicare and Medicaid programs. The approximate percentages of our patient revenues from such sources were as follows:

	December 31,
	2011	2010
Commercial and managed care providers	57.8%	63.0%
Government-related programs	36.7%	26.0%
Self-pay patients	5.5%	11.0%

Total	100.0%	100.0%

Hospital revenues depend upon inpatient occupancy levels, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, and the volume of outpatient procedures. Reimbursement rates for routine inpatient services vary significantly depending on the type of service and payer. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such service under Medicare, Medicaid and some private insurer plans, HMO and PPO plans. However, patients are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has been increasing in recent years. Collection of amounts due from individuals typically is more difficult than from governmental or third-party payors.

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. Our hospital is certified to participate in the Medicare and Medicaid programs. Amounts received from Medicare and Medicaid programs are generally significantly less than established hospital gross charges from the services provided.

We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Allowances and discounts are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These allowances and discounts are related to the Medicare and Medicaid programs and commercial and managed care contracts.

Senior Living revenues

Revenues related to the senior living segment consist primarily of resident fees, entrance fees, community fees and management fees. Resident fee revenues consists of fees for basic housing, support services and fees associated with additional services such as personalized assisted living care. Residency agreements are generally non-binding, for a term of one year, with resident fees billed monthly in advance.

TrinityCare Senior Living, LLC provides management services to the TrinityCare Facilities, as well as an assisted living community and two memory care greenhouses in Georgia. Management fee revenue is determined by an agreed upon percentage of gross revenues and recorded as services are provided.

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will continue to do so for the foreseeable future. As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently small.

Support Services revenues

Billing and coding revenues are generated from revenue cycle management services provided by Autimis to our hospital and other third-party clients. Fees charged for these services are defined in service agreements and based upon a stated percentage of cash collections. Sybaris revenues are generated from environmental, food and nutrition, and facilities management services to clients in the Houston metropolitan area.

Competition

Hospital

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

Regulatory and other changes affecting the healthcare industry expose our business and other industry participants to the risk that they will lose competitive advantages. Many of our existing and potential competitors have significantly greater financial and other resources than our business. Some of the facilities that compete with our business are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis.

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

Our strategies are designed to ensure our hospital is competitive. We believe our hospital competes within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged. In addition, a significant factor in our future success will be the ability of our hospital to attract and establish strong relationships with physicians, as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. Although physicians may terminate their relationships with our hospital at any time, we seek to retain contractual arrangements with physicians. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.

We face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and managed care contracting for provider services by private and government payers remain going challenges.

Furthermore, a natural disaster or other catastrophic event (such as a hurricane) could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses. In the past, hurricanes have had a disruptive effect on the operations of our business in Texas and the patient populations in those states.

Senior Living

TrinityCare has no direct national competitors who develop, manage and own faith based senior living facilities. While there are a number of competitors who own and operate independent living, assisted living, memory care and skilled nursing facilities, few partner with churches and fewer develop these in an “aging in place” setting.

We expect to face increased competition in the long-term from new market entrants as the demand for senior living grows, although short-term data indicates limited new supply coming into the markets we serve. Providers of senior living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the residences, services offered, family preferences, physician referrals, and location. Our competition comes from local, regional, and national senior living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement housing communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. In addition, we compete with home-based residential care, either provided by family members or other third parties. As the general economy declines and unemployment increases, families are less able to afford our residences or are more willing or available to care for family members at home.

We believe that quality of service, reputation, community location, physical appearance and price will continue to be significant competitive factors. We also believe that each local market is different, and our responses to the specific competitive environment in any market will vary. However, if a competitor were to attempt to enter one of the markets in which we operate, we may be required to reduce our rates, provide additional services or expand our residence to meet perceived additional demand. We may not be able to compete effectively in markets that become overbuilt. In general, regulatory and other barriers to competitive entry in the senior living industry are not substantial. Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our financial position, results of operations or cash flows.

Support Services

The account receivable management industry is highly competitive. Our revenue management cycle service group operates across all healthcare segments; as a result we generally face less competition. Our competition is generally from local and national companies. We believe that we have a competitive advantage over our competitors due to our (i) Autimis Revenaid Practice Management system, which will increase productivities and collections and (ii) experienced personnel who devote extraordinary attention to details in all aspects of the reimbursement process including having extensive knowledge of payor responsibilities and managed care contracts.

There is significant competition in the food and support services business from local companies, as well as from businesses and healthcare institutions. Institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. Currently, we do not directly compete with international companies such as Sodexho, Inc. and Aramark Corporation. However, we face competition from many local and national service providers. We believe that we have a competitive advantage over local service providers due to our (i) quality and breadth of services and management talent, (ii) service innovation, (iii) reputation within the industry and (iv) pricing.

Environmental Matters

We are subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. We believe we are in substantial compliance with applicable federal, state, and local environmental regulations. We anticipate that the regulation of our business operations under federal, state and local environmental regulations in the United States and abroad will increase and become more stringent over time. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

United States Regulation. In response to growing public concerns over the presence of contaminants affecting health, safety, and the quality of the environment, federal, state, and local governments have enacted numerous laws designed to clean up existing environmental problems and to implement practices intended to minimize future environmental problems. The principal federal statutes enacted in this regard are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Resource Conservation Recovery Act of 1976 (“RCRA”). CERCLA addresses the practices involved in handling, utilizing, and disposing of hazardous substances, and imposes liability for cleaning up contamination in soil and groundwater. Under CERCLA, the parties who may be liable for the costs of cleaning up environmental contamination include the current owner of the contaminated property, the owner of the property at the time of contamination, the person who arranged for the transportation of the hazardous substances, and the person who transported the hazardous substances. RCRA provides for a "cradle to grave" regulatory program to control and manage hazardous wastes, and is administered by the United States Environmental Protection Agency (“EPA”). RCRA sets treatment and storage requirements for hazardous wastes, and requires that persons who generate, transport, treat, store, or dispose of hazardous wastes meet EPA permit requirements and follow EPA guidelines. We may, in certain aspects of our business, be subject to CERCLA and RCRA. Specifically, by owning our primary hospital, we could become liable under CERCLA for the costs of cleaning up any contamination on the site of our hospital.

There are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, which are enforced primarily at the local public health department level. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

In addition, various federal and state and provincial agencies impose nutritional guidelines and other requirements on us at certain facilities we serve. There can be no assurance that federal or state legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Regulatory Matters

The healthcare industry in general is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties and controlling our growth. Our facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state, and federal regulations, as well as, for most facilities, accreditation standards of the Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations)

We maintain a comprehensive compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees and encourage all employees to report any violations to their supervisor or a toll-free telephone hotline.

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

In addition, hospitals must be certified by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Once certified by Medicare, hospital undergoes periodic on-site surveys in order to maintain their certification. Our hospital participates in the Medicare program.

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

The 2010 Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks and other screening procedures prescribed by CMS.

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

Another exception relevant to our business under the Stark law protects personal service arrangements with physicians where certain specified requirements are met, including the requirement that (i) each arrangement be set out in writing; (ii) the arrangement covers all of the services furnished by the physician; (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purpose of the arrangement; (iv) the term of each arrangement is at least one year; (v) the compensation to be paid over the term does not exceed fair market value and is not determined in a manner that takes into account the volume or value of referrals or other business generated between the parties; and (vi) the services furnished under each arrangement do not involve the counseling or promotion of a business arrangement that violates any federal or state law (the “Personal Service Arrangements Exception”). We have structured these arrangements between UGHS and the applicable physicians to meet the requirements of the Personal Service Arrangements Exception under the Stark Law.

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

Emergency Medical Treatment and Active Labor Act

We are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents himself to the hospital’s emergency department for treatment and, if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital. In a final rule, effective November 10, 2003, CMS clarified when a patient is considered to be on a hospital’s property for purposes of treating the person pursuant to EMTALA. CMS stated that off-campus facilities such as specialty clinics, surgery centers and other facilities that lack emergency departments should not be subject to EMTALA, but that these locations must have a plan explaining how the location should proceed in an emergency situation such as transferring the patient to the closest hospital with an emergency department. CMS further clarified that hospital-owned ambulances could transport a patient to the closest emergency department instead of to the hospital that owns the ambulance.

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

HIPAA and related the United States Department of Health and Human Services (“HHS”) regulations contain certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA regulations also regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities.

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

The heightened penalties for noncompliance range from $100 to $50,000 for single incidents and from $25,000 to $1,500,000 for multiple identical violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties are not subject to a statutory maximum.

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. Any actual or perceived violation of these privacy-related laws, including HIPAA could have a material adverse effect on our business, financial position, results of operations and cash flows.

Health Reform Legislation

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Various bills have been introduced in both the United States Senate and House of Representatives to amend or repeal all or portions of these laws. Additionally, several lawsuits challenging aspects of these laws have been filed and remain pending at various stages of the litigation process. We cannot predict the outcome of legislation or litigation, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure that any healthcare laws adopted or amended promote our goals of high-quality, cost-effective care. Many provisions within the 2010 Healthcare Reform Laws could have an impact on our business, including: (1) reducing annual “market basket updates” to providers, (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future, (3) implementing a voluntary program for accountable care organizations (“ACOs”), (4) creating an Independent Payment Advisory Board and (5) modifying employer-sponsored healthcare insurance plans.

Most notably for us, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.6% we received on October 1, 2009 was reduced to 2.35%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis. The new productivity adjustments will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. We estimate that the first annual adjustment effective October 1, 2011 will be a decrease to the market basket update of approximately 1.0%.

The 2010 Healthcare Reform Laws also direct HHS to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and, initially, are limited in scope to ten medical conditions. We intend to participate in these pilot projects.

Similarly, the 2010 Healthcare Reform Laws require the CMS to start a voluntary program by January 1, 2012 for ACOs, in which hospitals, physicians and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. Most of the key aspects of the ACO program, however, have yet to be proposed by CMS. We will continue to monitor developments in the ACO program and evaluate its potential impact on our business.

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

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as diagnosis related group (“DRG”). Each patient admitted for care is assigned to a DRG based upon his or her primary admitting diagnosis. Every DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices.

DRG rates are usually adjusted by an update factor each Federal fiscal year. The percentage increases to DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the DRG payment rates is based on a price statistic, known as the CMS Market Basket Index, reduced by congressionally mandated reduction factors.

DRG rate increases were 3.6%, 2.1% and 2.4% for Federal fiscal years (“FY”) 2009, 2010 and 2011 respectively. The Balanced Budget Act of 1997 originally set the increase in DRG payment rates for future Federal fiscal years at rates that are based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. In FY 2011 the market basket rate is affected by two such reduction factors. First as required by the Affordable Care Act, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of excess aggregate payments in FY 2008 and fiscal 2009 that do not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS is required to recoup the entire amount of FY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FY 2012. If the update factor does not adequately reflect increases in our cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

The Affordable Care Act (“ACA”) made a number of changes to Medicare which include but are not limited to:

•	Reduce market basket updates in Medicare payment rates for providers and incorporate adjustment for expected productivity gains. The market basket will be reduced by 0.25% for both FY 2010 and 2011, by 0.1% in FYs 2012 and 2013, by 0.3% in FY 2014, by 0.2% in 2015 and 2016, and by 0.75% in FYs 2017-2019.

•	Reduce Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, effective October 1, 2012.

•	Extension of the “hold harmless” provisions for small rural hospitals and sole community hospitals under the Outpatient Department reform provisions of the Medicare Modernization Act (“MMA”) effective for dates of service on or after January 1, 2010 through December 31, 2010.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2012.

•	Temporary expansion of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria are effective for FYs 2011 and 2012.

Our hospital is eligible under one or more provisions of ACA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2008, 2009, 2010 and 2011 the update factors were 3.3%, 3.6%, 2.1% and 2.35% respectively. If the update factor does not adequately reflect increases in our cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Disproportionate Share Payments

In addition to the standard DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15.0% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross DRG payments. Since April 1, 2004, the effective rate has been 12.0% of DRG payments. Our hospital was classified as a disproportionate share hospital. We estimate that Medicare disproportionate share payments represented approximately 1.0% of our net patient service revenues for the years ended December 31, 2011 and 2010.

Medicaid Inpatient and Outpatient Reimbursement

Each state operates a Medicaid program funded jointly by the state and the Federal government. Federal law governs the general management of the Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria. On February 17, 2009, President Obama signed into law the “American Recovery and Reinvestment Act of 2009” (“ARRA”) This law provides a temporary increase in the State Federal Medical Assistance Percentage (“FMAP”) during a 9-calendar quarter recession adjustment period beginning October 1, 2008 and ending December 31, 2010.

Government Reimbursement Program Administration and Adjustments

The Medicare, Medicaid and TriCare programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities.

All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to a hospital under these reimbursement programs. These audits often require several years to reach the final determination of amounts due. Providers have rights of appeal and it is common to contest issues raised in audits of prior years’ cost reports. Although the final outcome of these audits and the nature and amounts of any adjustments are difficult to predict, we believe that we have made adequate provisions in our financial statements for adjustments that may result from these audits and that final resolution of any contested issues should not have a material adverse effect upon our consolidated results of operations or financial position. Until final adjustment, however, significant issues may remain unresolved and previously determined allowances could become either inadequate or greater than ultimately required.

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. The RAC program began as a demonstration project in three states (New York, California and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS plans to expand the RAC program to additional states beginning in 2008 and to have RAC programs in place in all 50 states by 2010.

RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will look closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of the RAC audits.

The ACA has expanded the RAC program to include Medicaid claims beginning on or after June 1, 2010.

If our hospital was found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, the UGHS could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations.

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

Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2011 and 2010, 36.7% and 26.0% of our patient service revenues were contributed by Medicare and Medicaid, respectively.

In order to participate in the Medicare program, our hospital must satisfy regulations known as conditions of participation (COPs) for hospital and conditions for coverage (CFCs) for ambulatory surgery center. Each facility can meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS. Our hospital and facility are certified to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these COPs or CFCs. Any failure by a facility to maintain compliance with these COPs or CFCs as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the COPs or CFCs. This could have a material adverse effect on the individual facility’s billing and collections.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. Beginning in 2008, CMS began transitioning Medicare payments to ambulatory surgery centers to a system based upon the hospital outpatient prospective payment system. In 2011, that transition is now complete and payments to ambulatory surgery centers will be solely based on the outpatient prospective payment system (OPPS) relative weights. CMS has cautioned that the final OPPS relative weights may result in payment rates for the year being less than the payment rates for the preceding year. On November 2, 2010, CMS issued a final rule to update the Medicare program’s payment policies and rates for ambulatory surgery centers (“ASC”) for 2011. The final rule applies a 0.2% increase to the ASC payment rate. The final rule will also add six procedures to the list of procedures for which Medicare will reimburse when performed in an ASC. The Acts require the Department of Health and Human Services to issue a plan in early 2011 for developing a value-based purchasing program for ambulatory surgery centers. Such a program may further impact Medicare reimbursement of ASC or increase our operating costs in order to satisfy the value-based standards. For federal fiscal year 2011 and each subsequent federal fiscal year, the Acts provide for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services will use the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

Texas Statutory and Regulatory Risks

Illegal Remuneration Law. The Texas Illegal Remuneration Statute (Chapter 102 of the Texas Occupations Code) (the “Texas Remuneration Statute”) mirrors the federal Anti-Kickback Law, except that it applies to all healthcare services, regardless of the source of payment. The Texas Remuneration Statute, makes it illegal to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual to or from a person licensed, certified or registered by a state health care regulatory agency. The penalty for violating this prohibition ranges from a Class A misdemeanor to a third degree felony. The Texas Remuneration Statute does, however, permit any payment, business arrangement, or payment practice permitted under the Anti-Kickback Law or any regulation adopted thereunder, provided the relationship is appropriately disclosed. We intend for all business activities and operations of our company and the UGH LP to conform in all respects with the Texas Remuneration Statute, but no assurances can be given that our activities will not be reviewed and challenged under this statute.

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

There has been very little interpretation of some of these laws and a government agency charged with enforcement of these laws might assert that our, or any of our affiliates’, arrangements with physicians do not comply with some of these prohibitions. If this occurs or if new applicable laws are enacted, this may have a material adverse effect on the UGH LP, our operations and prospects.

Employees

At December 31, 2011, we had a total of 619 employees, including approximately 448 full-time employees. Nurses, therapists, lab and radiology technicians, facility maintenance workers and the administrative staff of the hospital represent the majority of our employees. There are no collective bargaining agreements in effect with respect to any of our employees. We believe that we maintain a good relationship with our employees.

Available Information

Our executive offices are located at 7501 Fannin Street, Houston, Texas 77054. Our phone telephone number is 713-375-7100. We make available, free of charge, through our website, among other things, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (“SEC”). They can be obtained by accessing our website at www.ughs.net and clicking on “Investor Relations.” To access SEC filings, click “SEC Filings,” then the report to be obtained. Information contained on our website is not part of this Annual Report on Form 10-K. Our common stock trades under the symbol “UGHS.PK”.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this annual report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “approximately”, “believes”, “continue”, “forecast”, “ongoing”, “pending”, “potential”, “seeks”, “views”, or “intends”, or stating that certain actions, events or results “may”, “must”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further in this Item 1A of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE KNOWN MATERIAL RISKS DESCRIBED BELOW. WE HAVE DISCLOSED IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.

Risks related to our business and industry

Our significant leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations.

We have a high ratio of debt to assets and require substantial cash flow to meet our debt service requirements. The degree of our leverage has several important effects on our operations, including:

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

We operate in a market that makes our prospects difficult to evaluate to remain competitive. We will be required to make continued investments in capital equipment, facilities and technological improvements. We expect that substantial capital will be required to expand our operations and fund working capital for anticipated growth. If we do not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, we may need additional financing to implement our business strategy.

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

Our expansion strategy involves risks.

We may seek to acquire companies or interests in companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours. The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. The diversion of management attention, particularly in a difficult operating environment, may affect our revenues. Similarly, our business depends on effective information technology systems and implementation delays or poor execution of the integration of different information technology systems could disrupt our operations and increase costs. Possible future acquisitions could result in the incurrence of additional debt and related interest expense or contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and/or cash flow. In addition, goodwill resulting from business combinations represents a significant portion of our assets. If the goodwill were deemed to be impaired, we would need to take a charge to earnings (if any) to write down the goodwill to its fair value.

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

As enacted, the Patient Protection and Affordable Care Act (the “PPACA”) will change how health care services are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements (for example, Texas, where all of our licensed beds are currently located). On the other hand, the PPACA provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the PPACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

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

The healthcare industry, in general and the market for hospital services in particular, is highly competitive. In the course of developing and operating a hospital and establishing relationships with local physicians (including surgeons), our business expects to encounter competition from hospitals located in the Houston, Texas area. In addition, the number of freestanding hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. There are at least fifty-four (54) existing general hospitals already located in Harris County, Texas with which our business may compete. These hospitals probably offer some or all of the services proposed to be offered by our business. As a result, our business operates in a highly competitive environment.

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

Our success depends upon the efforts and success of physicians and physician groups who will provide healthcare services at our hospital and particularly on the strength of our relationship with those groups comprised of surgeons and other physicians in the Houston, Texas area.

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

Our business could be adversely affected if a significant number of key physicians or a group of physicians providing services at our hospital:

•	terminates their relationship with, or reduces their use of our hospital;

•	fails to maintain the quality of care provided or to otherwise adhere to professional standards at our hospital; suffers any damage to their reputation;

•	exits the Houston, Texas market entirely;

•	experiences major changes in the composition or leadership of the physician group; or

•	elects to join a competing hospital system as an employee.

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

As of December 31, 2011 we owed various taxing authorities, including the Internal Revenue Service. We are currently working on satisfying such tax liabilities. However, there can be no assurance that any liability owed to such taxing authorities will be resolved to the satisfaction of our company, which in turn, may adversely affect our business and results of operations.

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

Competition in our Support Services industry could adversely affect our results of operations.

There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. A certain number of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self-operate their food service and other support services, eliminating the opportunity for us to serve them or compete for the account.

The pricing and cancellation terms of our food and support services contracts may constrain our ability to recover costs and to make a profit on our contracts.

The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Generally, our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The imposition by clients of limits on prices which are not economically feasible for us or decisions by clients to curtail their use of the services we provide could adversely affect our sales and results of operations.

Governmental regulations relating to food and support services may subject us to significant liability.

The regulations relating to our food and support services group are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 46.4% of our outstanding common stock as of April 9, 2012. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

Further, Hassan Chahadeh holds 3,000 shares of Series B Preferred Stock, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of our voting rights. Therefore, Hassan Chahadeh retains the voting power to approve all matters requiring shareholder approval and has significant influence over our operations. The interests of these shareholders may be different than the interests of other shareholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. This preferred issuance has no economic value.

Provisions of our articles of incorporation, could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove the current members of our board and management.

Certain provisions of our articles of incorporation could discourage, delay or prevent a merger, acquisition or other change of control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our shareholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Shareholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	establish a classified board of directors, such that not all members of the board of directors may be elected at one time;

•	operate as a “poison pill” to dilute the voting power of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•	authorize our board of directors to issue without shareholder approval preferred stock, the rights of which will be determined at the discretion of the board of directors ; and

•	limit who may call shareholder meetings.

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

As of April 9, 2012, (i) 232,416,956 of our outstanding shares of common stock are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following March 28, 2011, the closing date of the Merger, (ii) 23,395,895 of our outstanding shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/12 of such shares per month (on a non-cumulative basis) over the 12 month period beginning six months following June 30, 2011, the closing date of the TrintyCare and Autimis acquisitions and also have certain volume limitations and (iii) 5,000,000 of our outstanding shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/12 of such shares per month (on a non-cumulative basis) over the 12 month period beginning six months following December 31, 2011, the closing date of the Sybaris acquisition. Additionally, pursuant to certain registration rights agreements executed in connection with the Merger, we have granted shareholders holding 232,416,956 shares of our common stock the right to include up to 20% of their shares (subject to customary restrictions) for resale in the event we conduct an underwritten public offering of common stock pursuant to a registration statement under the Securities Act. Our shares of common stock may also be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices are entirely arbitrary) are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in our company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in our public reports, industry information, and those business valuation methods commonly used to value private companies

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We own or lease the following properties as of December 31, 2011:

				Gross
	Location	Licensed	Ownership	Square
Name or Function	City and State	Beds	Type	Footage
Hospital
University General Hospital and Corporate Offices	Houston, Texas	69	Leased	108,062
Hyberbaric Wound Care Center	Houston, Texas	N/A	Leased	3,004

Senior Living Facilities
Trinity Oaks Senior Living	Pearland, Texas	80	Owned	68,198
Trinity Shores Senior Living	Port Lavaca, Texas	63	Owned	46,938
Trinity Hills Senior Living	Knoxville, Texas	87	Owned	68,325
TrinityCare Senior Living Corporate Offices	Pearland, Texas	N/A	Leased	2,700

Support Services
Autimus Billing and Coding Corporate Offices	Houston, Texas	N/A	Leased	10,319
Sybaris Group, Inc. Corporate Office	Houston, Texas	N/A	Leased	*

*	Located in the University General Hospital.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us, except for the following:

Prexus

On December 4, 2009, Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and Ascension Physician Solutions, LLC (“APS”) in the 270th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services, (ii) $608,005 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services, and (iii) lost profit damages for the remaining term of the agreements (UGH LP and APS terminated these contracts effective September 9, 2009). Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortious interference of Prexus contracts. In October 2010, UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. We believe the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, we accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of December 31, 2011, which is included in the Consolidated Balance Sheets.

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

On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. We will have an on-going relationship with Siemens. The outstanding balance of this settlement was $3,451,555 as of December 31, 2011.

UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has filed a timely appeal and suspended enforcement of the agreement judgment pending such appeal.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-The-Counter Bulletin Board under the designation UGHS.PK. Our common stock has been quoted on the Over-The-Counter Bulletin Board since April 13, 2010. The following table sets forth the high and low bid quotations for our common stock for each quarter during the last two fiscal years, so far as information is reported, as quoted on the Over-the-Counter Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock Quotation Range
	High Bid	Low Bid
2011
First Quarter	$1.40	$0.10
Second Quarter	1.08	0.76
Third Quarter	0.96	0.18
Fourth Quarter	0.49	0.23
2010
First Quarter	N/A	N/A
Second Quarter	0.95	0.23
Third Quarter	0.55	0.11
Fourth Quarter	0.27	0.05

Holders

As of April 9, 2012, there were approximately 228 holders of record of our common stock.

Dividends

We have not paid any cash dividends to its shareholders. The declaration of any future cash dividends will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, or general economic and other pertinent conditions. Our intention is not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Penny Stock Regulations

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act (the “SEC”) as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

Recent Sales of Unregistered Securities

Sigma Opportunity Fund, LLC (the “Service Provider”) purchased from UHGS 625,000 shares of common stock, par value $0.001 per share, of UGHS for an aggregate purchase price of $200,000 in cash. In addition, to assist in the financing of the acquisition of the TrinityCare and the retirement of certain debt, we entered into a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. Additionally, in connection with the Sybaris acquisition, effective December 31, 2011, we issued a total of 5,000,000 shares of UGHS common stock to Sybaris. These shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933. We believe the registration exemption is available for these transactions because the offerings were made solely and only to the parties to the transactions described herein following comprehensive due diligence investigations and without any public offering or solicitation.

Except for the matter described above or as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

Repurchase of Equity Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, fiscal 2011 in review, the plans and objectives of our management for future operations and our outlook for 2012. Next, we analyze the results of our operations for the last two years, including the trends in our business. Then we review our cash flows and liquidity and capital resources. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our industry, environmental laws, regulations, risks and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Item 1. Business — Forward-Looking Statements.”

Executive Overview

University General Health System, Inc. ("we," “UGHS” or the “Company”) is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today's health care delivery environment. We currently operate one hospital and two ambulatory surgical centers in the Houston area. We also own a revenue management company, a hospitality service provider and facility management company, three senior living facilities and manage six senior living facilities. We plan to complete additional complementary acquisitions in 2012 and future years in Houston and other markets.

Our current business was founded in 2005 to establish University General Hospital in Houston, Texas (“UGH”), a 69-bed physician-owned general acute care hospital, including six intensive care unit beds and 11 intermediate care unit beds. The hospital provides inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy. UGH provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. We formed University General Hospital, LP (“UGH LP”) as a Texas limited partnership to own and operate UGH and formed University Hospital Systems, LLP as a Delaware limited liability partnership (“UGH GP”) to act as the general partner of UGH LP. UGH commenced business operations as a general acute care hospital on September 27, 2006.

On March 31, 2011, we formed UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., and UGHS Real Estate, Inc. Effective June 30, 2011, we completed the acquisitions of the three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. UGHS also acquired 51.0% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare”), a developer and manager of senior living communities. As UGHS’ majority-owned subsidiary, TrinityCare continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Additionally, effective June 30, 2011, UGHS acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC.

On December 31, 2011, we completed the acquisition of Sybaris Group, LLC (“Sybaris”), a luxury hospitality service provider and facility management company. The acquisition of Sybaris will allow us to grow more rapidly and leverage the scalability of our business model. In connection with the acquisition of Sybaris, we changed our Revenue Management operating segment name to Support Services, Inc. (“Support Services”) and additionally Sybaris changed its name to Sybaris Group, Inc. and is included in the Support Services operating segment. We have included the financial results of Sybaris in the consolidated financial statements from the date of acquisition.

As of December 31, 2011, we conducted operations through our wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Coding, Inc. and Sybaris Group, Inc.

Fiscal 2011 in Review

The year 2011 was marked by signs of a modest recovery from the United States and global economic recession and turmoil in the financial and health care and housing markets that began in 2008. Despite these challenging economic conditions, we completed three acquisitions of TrinityCare, Autimis and Sybaris in 2011. We continued to execute our business strategy, which is discussed in detail in Item 1. Business—Business Strategy, in this Form 10-K.

Our strategy for 2011 was to build on our 2010 achievements and to pursue revenues and earnings growth as the economy stabilized. Reflecting the successful implementation of our acquisition business strategies, total revenues for the year increased 29.2%. The revenues increase was driven by the increases in admissions, observations and patient days of 8.8%, 40.9% and 36.6%, respectively. In addition, senior living and support services segments contributed to the increase in revenues by approximately $4.0 million.

The senior living properties reported an overall occupancy of 92.2%. This is a favorable comparison to the national average as reported by the National Investment Center for the Senior Housing and Care Center (NIC) which reports similar facilities with an overall average occupancy rate of 88.6%.

Fiscal 2012 Outlook and Trends

Our strategy in 2012 will be focused on building on our 2011 achievements and pursuing additional acquisitions and earnings growth. We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions to create an integrated health care delivery system. Further, we will continue our commitment to providing superior service. We also continue to focus our business strategy on retention of our employees and efforts to improve physician and employee satisfaction; targeted investments in new technologies, new service lines and capital improvements at our facilities. In addition, we are committed to improve in management of costs of revenues and operating expenses. Our objective for 2012 is to advance a physician centric service organization that bonds independent physicians and medical groups to our hospital and facilities through value added partnering and management and service arrangements. We expect these efforts, among other factors, will result in improved financial performance and gains in 2012.

Results of Operation

The following table contains our consolidated and segments results of operations for 2011 and 2010:

	Year Ended December 31, (1)
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Variance
			(Restated)
Revenues
Hospital	$68,476,830	94.4%	$56,134,549	100.0%	$12,342,281
Senior living	3,564,514	4.9	N/A	N/A	3,564,514
Support services	465,639	0.6	N/A	N/A	465,639

Total Revenues	72,506,983	100.0	56,134,549	100.0	16,372,434

Operating expenses
Salaries, wages and benefits	29,157,012	40.2	19,902,304	35.5	9,254,708
Medical supplies	13,202,829	18.2	11,314,219	20.2	1,888,610
Management fees (includes related party management fees of $461,814 and $2,597,546, respectively)	5,346,456	7.4	2,597,546	4.6	2,748,910
General and administrative expenses (includes related party expenses of $5,944,441 and $5,613,847, respectively)	18,078,907	24.9	11,347,868	20.2	6,731,039

Provision for doubtful accounts	1,332,434	1.8	3,439,321	6.1	(2,106,887)
Gain on extinguishment of liabilities	(4,441,449)	(6.1)	(2,781,917)	(5.0)	(1,659,532)
Depreciation and amortization (includes related party expenses of $685,162 and $685,162, respectively)	7,336,710	10.1	6,952,007	12.4	384,703

Total operating expenses	70,012,899	96.6	52,771,348	94.0	17,241,551

Operating income	2,494,084	3.4	3,363,201	6.0	(869,117)

Other income (expense)

Interest expense, net of interest income of $67,068 for 2011 and $0 for 2010 (includes related party interest expense $2,513,922 and $2,555,782, respectively)	(4,938,603)	(6.8)	(4,782,168)	(8.5)	(156,435)
Other income	500,000	0.7	—	—	500,000

Loss before income tax	(1,944,519)	(2.7)	(1,418,967)	(2.5)	(525,552)
Income tax expense	443,862	0.6	300,000	0.5	143,862

Loss before noncontrolling interest	(2,388,381)	(3.3)	(1,718,967)	(3.1)	(669,414)
Net income attributable to noncontrolling interests	(182,814)	(0.3)	—	—	(182,814)

Net loss attributable to Company	$(2,571,195)	(3.5)%	$(1,718,967)	(3.1)%	$(852,228)

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Our revenues for 2011 increased by $16.4 million, or 29.2%, to $72.5 million as compared to $56.1 million for 2010. The revenues increase was primarily attributable to a 38.5% increase in our average daily census; 36 average daily census for 2011 as compared to 26 for 2010. The increase in inpatient volume also resulted in a favorable increase in our net patient revenue collection rate of approximately 1.1% as compared to 2010. The revenues also increased as a result of opening freestanding emergency centers and University General Hospital – Hyperbaric Wound Care Center in early 2011. The mid-year acquisitions of TrinityCare and Autimis contributed to additional revenues of approximately $4.0 million from the acquisition date to the year ended December 31, 2011.

Salaries, wages and benefits in 2011 increased approximately $9.3 million, or 46.7%, to $29.2 million from $19.9 million in 2010. As a percentage of revenues, salaries, wages and benefits increased to 40.2% in 2011 from 35.5% in 2010. The increase in the salaries, wages and benefits rate in 2011 over 2010 was primarily due to increases in the number of employed executive officers, directors, nurses and their related support staff, coupled with the impact of compensation increases for our employees. The increase in number of nurses and their support staff was a result of our new emergency centers opening in early 2011. The increase in the number of employees resulted in an increase of approximately $6.1 million in salaries and $0.5 million in benefits as compared to 2010. Additionally, the increase in salaries, wages and benefits in 2011 was partially derived from the acquisitions of TrinityCare and Autimis in June 30, 2011 of approximately $2.7 million.

Medical supplies expense in 2011 increased approximately $1.9 million, or 16.8%, to $13.2 million from $11.3 million in 2010. The increase in medical supplies expense was due to an increase in inpatient volume. On an adjusted patient day (“APD”) basis, medical expenses for 2011 decreased approximately by 4.6% or $554 per APD in 2011 from $581 per APD in 2010. As a percentage of revenues, our medical supplies expense decreased to 18.2% in 2011 as compared to 20.2% in 2010, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Management fees in 2011 increased approximately $2.7 million, to $5.3 million from $2.6 million in 2010. As a percentage of revenues, management fees increased to 7.4% in 2011 from 4.6% in 2010. The increase in management fees rate in 2011 over 2010 was primarily due to additional expenses for the new emergency centers opened in early 2011.

General and administrative (“G&A”) expenses in 2011 increased approximately $6.7 million, or 59.3%, to $18.0 million from $11.3 million in 2010. As a percentage of revenues, G&A expenses increased to 24.9% in 2011 from 20.2% in 2010. The increase in G&A expense rate in 2011 over 2010 was primarily due to increases in professional fees, legal fees and marketing expenses, partially offset by a decrease in rental equipment expense. The increase in G&A expenses in 2011 over 2010 was also due to the acquisition of TrinityCare and Autimis in June 30, 2011 of approximately $1.7 million.

Provision for doubtful accounts decreased to $1.3 million in 2011 from $3.4 million in 2010. As a percentage of revenues, provision for doubtful accounts decreased to 1.8% in 2011 from 6.1% in 2010 and was due to concentration on upfront collection efforts.

During 2011 and 2010, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the years ended December 31, 2011 and 2010, the Company recognized a gain on extinguishment of liabilities of $4,441,449, of which $2,270,160 of the gain was related to the Siemens settlement referenced in Note 11, and $2,781,917, respectively.

Depreciation and amortization expense increased approximately $0.3 million, or 4.3%, to $7.3 million as compared to $7.0 million 2010. Our depreciation and amortization expense increased primarily as a result of our recent acquisitions of TrinityCare and Autimis as well as increase in amortization expense for debt issue costs.

Net interest expense was $4.9 million in 2011 as compared to $4.8 million in 2010. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in 2011, as compared to 2010, was attributable to an increase in our outstanding debt balance in the fourth quarter and debt assumed from the acquisition of TrinityCare. For further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources.”

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $443,862 and $300,000 in state income tax expense for the years ended December 31, 2011 and 2010, respectively.

The Company did not recognize tax benefit for the year ended December 31, 2011 because the potential tax benefit is offset by a valuation allowance of the same amount. Until the merger in March 2011, we were structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes.

As a result of the foregoing, our net loss was $2.6 million for 2011 as compared to a net loss of $1.7 million in 2010.

Segment Results of Operation

Hospital

Our revenues for 2011 increased approximately $12.4 million, or 22.1%, to $68.5 million as compared to $56.1 million for 2010. The revenues increase was primarily attributable to a 38.5% increase in our average daily census; 36 average daily census for 2011 as compared to 26 for 2010. The increase in inpatient volume also resulted in a favorable increase in our collection rate of approximately 1.1% as compared to 2010. Net patient revenues increased as a result of opening freestanding emergency centers and University General Hospital – Hyperbaric Wound Care Center in early 2011.

Our day’s sales outstanding were 57 days at December 31, 2011 as compared to 55 days at December 31, 2010. To calculate our day’s sales outstanding, we divide our accounts receivable net of allowance for doubtful accounts by our revenue per day. Our revenue per day is calculated by dividing our quarterly revenues by the number of calendar days in the year.

Salaries, wages and benefits in 2011 increased approximately $6.8 million, or 34.2%, to $26.7 million from $19.9 million in 2010. As a percentage of revenues, salaries, wages and benefits increased to 39.0% in 2011 from 35.5% in 2010. The increase in the salaries, wages and benefits rate in 2011 over 2010 was primary due to increases in the number of employed executive officers, directors, nurses and their related support staff, coupled with the impact of compensation increases for our employees. The increase in number of nurses and their support staff as a result of our new emergency centers were opened early in 2011. The increase in our employees resulted in an increase of approximately $6.1 million in salaries and $0.5 million in benefits and as compared to 2010.

Medical supplies expense in 2011 increased approximately $1.9 million, or 16.8%, to $13.2 million from $11.3 million in 2010. The increase in medical supplies expense was due to an increase in inpatient volume. On an adjusted patient day (“APD”) basis, medical expenses for 2011 decreased approximately by 4.6% or $554 per APD in 2011 from $581 per APD in 2010. As a percentage of revenues, our medical supplies expense decreased to 19.3% in 2011 as compared to 20.2% in 2010, as a result of our continuing efforts to effectively manage our supply costs and increased synergies based on our participation in a group purchasing organization.

Management fees in 2011 increased approximately $2.7 million, to $5.3 million from $2.6 million in 2010. As a percentage of revenues, management fees increased to 7.7% in 2011 from 4.6% in 2010. The increase in management fees rate in 2011 over 2010 was primarily due to additional expenses for the new emergency centers opened in early 2011.

General and administrative expenses in 2011 increased approximately $6.0 million, or 53.1%, to $17.3 from $11.3 million in 2010. As a percentage of revenues, G&A expenses increased to 25.3% in 2011 from 20.2% in 2010. The increase in G&A expense rate in 2011 over 2010 was primary due to increases in professional fees, legal fees and marketing expenses, partially offset by a decrease in rental equipment expense.

Provision for doubtful accounts decreased to $1.3 million in 2011 from $3.4 million in 2010. As a percentage of revenues, provision for doubtful accounts decreased to 1.9% in 2011 from 6.1% in 2010 and was due to concentration on upfront collection efforts.

Depreciation and amortization expense decreased by $0.3 million, or 4.3%, to $6.7 million as compared to $7.0 million 2010. The decrease in 2011 depreciation and amortization expense compared to the year 2010 resulted from assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $4.3 million in 2011 as compared to $4.8 million in 2010. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The decrease in interest expense was due to a lower average outstanding amount on note and a decrease in our average interest rate during the current year. For a further discussion of our debt and corresponding interest rates, see “Liquidity and Capital Resources.”

Operating income of the hospital segment was approximately $2.4 million for the year ended December 31, 2011, as compared to the operating income of $3.4 million for the year ended December 31, 2010. The decrease in operating income in 2011 was impacted by an overall increase in net operating expenses of $13.2 million. The increase in net operating expense was principally caused by increases in salaries and benefits and G&A expenses, coupled with an increase in medical supplies, which was due to an increase in inpatient volume.

Senior Living

Senior living net revenues for the six months from acquisition date to the year ended December 31, 2011 were approximately $3.6 million. This reflects average revenue per unit occupied of $2,987. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

For the six months ended December 31, 2011, salaries and benefit expense was $1.6 million, G&A expense was $1.4 million, depreciation and amortization was $0.6 million and interest expenses was $0.7 million. The income from operations was approximately $0.1 million.

Support Services

Support services segment revenues for the six months from acquisition date to the year ended December 31, 2011 were approximately $0.5 million.

For the six months ended December 31, 2011, the net operating expense was $0.5 million. The income from operations was approximately $9,000.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions and distributions to non-controlling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

	2011	2010
Net cash provided by (used in):
Operating activities	$(2,542,046)	$3,050,806
Investing activities	(806,520)	(276,516)
Financing activities	1,594,830	(484,176)

The cash used in operating activities was $2.5 million for the year ended December 31, 2011. Net loss, adjusted for non-cash expenses and income, provided cash of approximately $1.3 million. Net changes in operating assets and liabilities used net cash of approximately $3.9 million, which primarily included a $3.6 million increase in accounts receivable and a $0.6 million increase in prepaid expenses and other assets, partially offset by a $0.3 million increase in accounts payable, accrued expenses, tax payable, related party payables and deferred revenues.

The cash provided in operating activities was $3.1 million for the year ended December 31, 2010. Net loss, adjusted for non-cash expenses and income, provided cash of approximately $5.9 million. Net changes in operating assets and liabilities used net cash of approximately $2.8 million, which primarily included a $4.6 million increase in accounts receivable and a $0.5 million increase in inventories, partially offset by an approximately $2.3 million increase in accounts payable, accrued expenses, tax payable and related party receivables and payables.

The cash used in investing activities was approximately $0.8 million for the year ended December 31, 2011, compared to $0.3 million for the year ended December 31, 2010. The increase in cash used in investing activities was primarily attributable to the $0.2 million in investments in unconsolidated affiliate and higher purchases of property and equipment as compared to the prior year, partially offset by $0.2 million attributable to business acquisitions.

The cash provided by financing activities was approximately $1.6 million for the year ended December 31, 2011, compared to cash used of $0.4 million for the year ended December 31, 2010. The increase over the prior year was primarily caused by $7.3 million of an internal capital raise prior to going public and increase in borrowings. This increase was partially offset by higher payments on short-term notes payable and capital lease obligations in 2011.

As of December 31, 2011, we had a negative working capital of approximately $58.5 million compared to a negative of approximately $44.0 million as of December 31, 2010. This decrease in liquidity is primarily due to the reclassification of debt from long-term to current portion in 2011. Additionally, we assumed $13.6 million in current liabilities from the acquisitions made during 2011.

Effective April 13, 2012, the Company entered into Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate of 33,571,429 shares of common stock at a purchase price of $0.14 per share. The aggregate purchase price to be paid by the Purchasers for the common stock will be $4,700,000. These shares will be issued without registration and reliance on the exemption and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company plans to use the proceeds to pay tax payments, certain outstanding loan balances, certain capital lease settlements and for working capital purposes.

We intend to complete a series of transactions comprising a refinancing and restructuring plan (the "Restructuring Plan") of certain current debt obligations that is expected to involve (i) the refinancing loans with certain financial institutions, (ii) the completion of a new revolving line of credit secured by the hospital's accounts receivable, (iii) work-outs of our accounts payable with our trade creditors and equipment providers, as many of these accounts are in default, and (iv) work-outs of taxes payable with the Internal Revenue Service and other taxing authorities. Management believes that this can be achieved by the end of 2012, while there can be no assurances that the restructuring plan will be completed on terms acceptable to us or at all.

Inflation

The healthcare industry is labor-intensive. Wages and other expenses increase during periods of inflation and when labor shortages in marketplaces occur. In addition, suppliers pass along rising costs to us in the form of higher prices. Private insurers pass along their rising costs in the form of lower reimbursement to us. Our ability to pass on these increased costs in increased rates is limited because of increasing regulatory and competitive pressures and the fact that the majority of our revenues are fee-based. Accordingly, inflationary pressures could have a material adverse effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. In preparing our consolidated financial statements, we make estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. We periodically evaluate our estimates and judgments that are most critical in nature. We believe that the following discussion of critical accounting policies address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Business Combinations

We account for our business acquisitions under the acquisition method of accounting as indicated in Accounting Standards Codification (“ASC”) No. 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

All acquisition-related transaction costs have been expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Acquired Assets and Assumed Liabilities

Pursuant to ASC 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, we retrospectively adjust the provisional amounts recognized at the acquisition date, by means of adjusting the amount recognized for goodwill.

Contingent Consideration

In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. We consider the key inputs of the arrangement and participant assumptions when developing the best estimate that is used to determine the fair value of the arrangement. We estimate the likelihood and timing of achieving the relevant milestones of the contingent consideration. We also exercise judgment when applying a probability assessment for each of the potential outcomes.

For the TrinityCare acquisition completed in June 2011, we recognized the contingent consideration based on the estimated fair value at the date of acquisition. In making this determination, we considered TrinityCare’s Earnings Before Interest, Depreciation, Amortization and Management Fees (“EBITDAM”) generated to date along with the forecasted EBITDAM projected for the duration of the measurement period. We evaluate the recorded value of the contingent consideration each subsequent reporting period based on TrinityCare’s achievement of meeting its earnings targets. Management makes estimates regarding the potential outcomes for TrinityCare’s future financial results and progress against the generated EBITDAM to date and the forecasted EBITDAM, which could result in an adjustment to the recorded value of the contingent consideration subsequent to the acquisition date. Any subsequent adjustment to the contingent consideration would be recognized in current period earnings until the arrangement is settled. Factors that may affect future TrinityCare’s EBITDAM include complex federal, state and local regulations governing the health care industry, high competition in the senior living care market, downturns in the economy, housing market, and unemployment among senior resident family members, a shortage of qualified nurses and other factors as mentioned in “Risk Factors.” These factors can significantly impact the accuracy of our estimates and materially impact the TrinityCare’s future reported earnings.

Revenue Recognition

We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Such estimated contractual allowances are based primarily upon historical collection rates for various payers, and assumes consistently with regard to patients discharged in similar time periods for the same payor classes. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies and patients.

The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at December 31, 2011 from our estimated reimbursement percentage, net revenues for the year ended December 31, 2011 would have changed by approximately $2.7 million, and net accounts receivable at December 31, 2011 would have changed by approximately $0.4 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known.

The following table shows gross revenues and contractual adjustments for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Gross billed charges	$282,823,360	$240,251,699
Less estimated contractual adjustments	(214,520,741)	(184,322,192)

Net patient service revenues	$68,302,619	$55,929,507

Contractual allowance percentage	75.85%	76.72%

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

Allowance for Doubtful Accounts and Provision for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At December 31, 2011 and 2010, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 11.2% and 12.3% of our accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical cash collections experience and other factors are considered, including management’s plans related to collections. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

	Aging by Payor Mix
	Percentage of Accounts Receivable at December 31, 2011
	0-90 Days	91-180 Days	Over 180 Days
Commercial and managed care providers	47.8%	3.9%	2.6%
Government-related programs	28.5%	5.1%	0.9%
Self-pay	5.9%	2.8%	2.5%

Total	82.2%	11.8%	6.0%

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

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	December 31,
	2011	2010
Commercial and managed care providers	54.3%	56.0%
Government-related programs	34.5%	31.7%
Self-pay patients	11.2%	12.3%

Total	100.0%	100.0%

We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure with respect to eligibility, benefits, and authorization/pre-certification requirements in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with Emergency Medical Treatment and Active Labor Act (“EMTALA”). We do not pursue collection of amounts related to patients who meet our guidelines to qualify as charity care.

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

The amount of the provision for bad debts accounts is based upon management’s assessment of historical write-offs and expected net collections, business and economic conditions, trends in federal, state, and private employer health care coverage and other collection indicators. Management relies on the results of detailed reviews of historical write-offs and recoveries as a primary source of information in estimating the collectability of our accounts receivable.

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows, unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited. No such impairment was identified at December 31, 2011 and 2010. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time, such as changes in our subjective assumptions and judgments can materially affect amounts recognized in our consolidated financial statements.

A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Based on the weight of available evidence, we determine it is not more likely than not our deferred tax assets will be realized in the near term future. Based on this determination, we have provided a full valuation allowance on net deferred tax assets as of December 31, 2011. Until the merger in March 2011, we were structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes. If circumstances change and we determine in the future that it is more likely than not that our deferred tax assets will be realized in the near term future, a reversal of a portion or all of the valuation allowance will be required, which could result in a significant reduction in future income tax expense.

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

Assessment of Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or fail to occur. Our management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a loss contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. We expense legal costs associated with contingencies as incurred.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. We recorded goodwill in conjunction with our 2011 acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011, and allocated it to each reporting unit. As required, we will perform goodwill impairment test at least annually or more frequently if there is an indication of impairment. We expect to perform our first goodwill impairment test in June 2012 for the TrinityCare and Autimis acquisitions and in December 2012 for the Sybaris acquisition.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test its goodwill for impairment, Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. In accordance with ASU 2011-08, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market considerations, our overall financial performance, cost factors, and entity-specific events such as changes in strategy, management, key personnel, or customers. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we will perform the two-step impairment test. Under ASU 2011-08, we have an option to bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test.

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

Self-insured Medical Benefits

We maintain self-insurance retentions with respect to health benefits for our employees. We estimate the accruals for the liabilities based on industry development factors and historical claim trend experience. Although management believes adequate reserves have been provided for expected liabilities arising from our self-insured obligations, projections of future losses are inherently uncertain, and it is reasonably possible that estimates of these liabilities will change over the near term as circumstances develop.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. The updated guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the updated guidance on June 30, 2011 for which the acquisition date is on or after June 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of the provisions under ASU 2011-04 to have a material impact on our consolidated financial statements.

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

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We do not expect a significant impact from adoption of this pronouncement. This pronouncement will change the presentation of revenues on our statements of operations as well as requiring additional disclosures.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”), which amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We expect to perform our first goodwill impairment tests in June 2012 for the TrinityCare and Autimis acquisitions and in December 2012 for the Sybaris acquisition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934 and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements of University General Health System, Inc.” included on page F-1 for information required under this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were ineffective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was ineffective based on those criteria. We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including our lack of an audit committee. To mitigate these weaknesses, we are in the process of implementing an on-going process to identify and resolve critical vacancies in an expeditious manner. We are also in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified. We believe that after a sufficient period of operation of the controls implemented to remediate the control deficiencies.

This annual report does not include an attestation report of our independent registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors, executive officers and other significant employees. All directors hold office for three-year terms and subject to the provisions of our articles of incorporation until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board. There are no family relationships between any of the directors and executive officers listed in the table. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

Executive Officers, Directors and Significant Employees of the Registrant

Name	Age	Position
Hassan Chahadeh, M.D.	50	Chairman and Chief Executive Officer
Michael L. Griffin	49	Chief Financial Officer and Director
Donald W. Sapaugh	52	President and Director
Edward T. Laborde, Jr.	47	General Counsel, Secretary and Director
Kelly Riedel	37	Executive Vice President of Operations
Richard Valentine	56	Vice President of Marketing Development
Chuck Schuetz	61	Chief Executive Officer of University General Hospital
Harmonee Vice	47	Chief Operating Officer of University General Hospital

Hassan Chahadeh, M.D has been Chairman and Chief Executive Officer of the Company since April 1, 2011. Dr. Chahadeh was one of the founders of the Company. As Managing General Partner & Founder of University General Hospital, from August 2005 to March 2011, he has been intimately involved in the initial design, development and operational restructuring of the hospital. Being a practicing physician he is acutely aware of the prerequisites to successfully attract and retain loyal and productive physicians to a regional health care network. Dr. Chahadeh received his medical degree at Damascus University in Syria. He studied general surgery and anesthesiology at Baylor College of Medicine in Houston. In addition to the general residencies, Dr. Chahadeh also achieved certifications in advanced microsurgery and cardiovascular anesthesia. Upon completion of his residencies, he pursued a fellowship in Pain Management at the University of Texas MD Anderson Cancer Center in Houston. He is Board Certified in Anesthesiology, General Surgery, Advanced Microsurgery and Cardiovascular Anesthesiology. As an experienced businessman, Dr. Chahadeh has a diverse background in the development and management of healthcare entities including ambulatory surgery, imaging and wound care centers and their associated real estate ventures.

Michael L. Griffin has been Chief Financial Officer and Director of the Company since April 1, 2011. From June 2009 to March 2010, he served as Chief Financial Officer of Luxxus Health where he served as an advisor to University General Hospital. From November 2002 to May 2009, he served as Chief Financial Officer of Prexus Health. Mr. Griffin has over twenty-five years of experience in the healthcare industry. He brings to the Company a diverse background in healthcare finance, capital markets, operations and development. His experience as an auditor with Peat Marwick and Chief Financial Officer for multiple hospital systems has provided him with a unique understanding of the healthcare industry. In addition as Chief Executive Officer for Simmons Healthcare, his role led him to such places as Australia to oversee development of medical facilities. Mr. Griffin is responsible for overseeing the Company’s Financial Reporting, Capital Financing, Budgeting, Patient Revenue Cycle and Billing, Facility Construction and Development and Forecasting for New Ancillary Services.

Donald W. Sapaugh has been President and Director of the Company since June 28, 2011. From January 2000 to June 2011 he served as the Founder, President and Chief Executive Officer of TrinityCare Senior Living. Mr. Sapaugh has over 30 years of healthcare experience. In 1996, he founded PremierCare, a company devoted to seniors to avoid costly inpatient hospitalization, and partnered with over ten hospitals in six states. Mr. Sapaugh served as the Chief Executive Officer of Rapha Treatment Centers from May 1986 to May 1996. Mr. Sapaugh served in various financial management positions and as a Chief Financial Officer in five different general acute care and psychiatric hospitals from 1978 until 1986. Mr. Sapaugh has an extensive background in development, acquisitions, and mergers. He also has public company experience where he served as Chairman and Chief Executive Officer, as well as a consultant and board member to many public companies.

Edward T. Laborde, Jr. joined the Company in January 2011 as General Counsel, Secretary and Director. From 2004 to 2011, Mr. Laborde served as a Shareholder in the Corporate Securities and Finance Practice Group of the Houston office of Winstead PC. Mr. Laborde is an experienced corporate, securities and finance attorney working in a variety of industries, including the development of health care facilities. He served as lawyer in the Corporate Securities Practice Group of Houston based Chamberlain Hrdlicka from 1993 to 2004, and was made a Shareholder of Chamberlain Hrdlicka in January 2000. His experience includes acting as outside counsel to the developers of the Company and other healthcare and health care real estate development projects on a national scale. Areas under Mr. Laborde’s oversight and supervision in his health care practice have included real estate development and construction, leasing and lease financing, physician syndication and private placements, vendor and payor contracting, bank and lease financings, tax planning, government relations, and administrative proceedings. Prior to attending law school, Mr. Laborde was a corporate insurance broker representing Fortune 500 corporations in the placement of multi-layered property and casualty insurance programs. Mr. Laborde received his law degree from Tulane Law School and his undergraduate degree from Georgetown University.

Kelly Riedel has been with University General Hospital since its inception in 2006 and served as Chief Executive Officer from February 2008 until September 2011. Since October 2011, Mr. Riedel has served as Executive Vice President of Operations where he oversees all aspects of the Company’s operations. Mr. Riedel has more than 18 years’ experience in the healthcare industry. In 2004, he was the founder and President of Sigma Consulting, a provider of executive management and information technology consulting services to hospitals throughout the United States. Previously, Mr. Riedel worked for Siemens Health Services as a principal consultant where he specialized in operational management and process reengineering, along with clinical and financial software systems consulting for more than 100 hospitals nationwide. Mr. Riedel graduated summa-cum-laude with degrees in Business Administration and Business Management from the University of Utah and University of Phoenix and is a Certified Project Management Professional (“PMP”).

Richard Valentine joined the Company in February 2011 as Vice President of Market Development. From 2008 to 2011 he served as Chief Development Officer of Dynacq Healthcare, Inc. From 2006 to 2008, Mr. Valentine served as President and Chief Executive Officer of The Valentine Group, Inc. Mr. Valentine has over 25 years’ experience in the healthcare industry with both publicly-traded and private companies. His development and operations background includes home health, assisted living, long-term care, and positions at acute and specialty care hospitals. He previously served as President and CEO of Houston UGH Community Hospital; President and Chief Executive Officer (“CEO”) of Pine Have Health Care; CEO of Windsong Home Health Care; Vice President of Operations at Autumn Hills Convalescent Centers, Inc.; and Vice President of Physician Relations at Southwest Health Group. Mr. Valentine earned his Bachelor of Arts in Psychology and a Master Degree in Psychology/Counseling at Louisiana Tech University.

Chuck Schuetz joined the Company in September 2011 as Chief Executive Officer of University General Hospital where he oversees all aspects of the hospital operations. From 2010 to 2011, Mr. Schuetz served as the Manager of Central Texas Physician Management. From 2009 to 2010, he served as Chief Executive Officer of Doctors Diagnostic Hospital in Cleveland, Texas. From 2001 to 2009, he served as Chief Executive Officer of Houston Intercontinental Medical Center. Mr. Schuetz has over 30 years of hospital management experience. Mr. Schuetz ran the cardiopulmonary departments at Hermann Hospital, Houston, Texas as Chief Therapist and St Joseph Hospital, Houston, Texas as Director. Mr. Schuetz later became Chief Operating Officer for Conroe Regional Medical Center, Conroe, Texas. Mr. Schuetz held positions as Sr. Vice President of the Methodist Healthcare Network, Columbia Healthcare and HCA all in Houston, Texas. Mr. Schuetz was also CEO of the Matagorda County Hospital District, Bay City, Texas; Heights Hospital, Houston, Texas; and Kingwood Medical Center, Kingwood. Mr. Schuetz received his Master of Business Administration from the University of Houston.

Harmonee Vice joined the Company in January 2007 as Director of Human Resources of University General Hospital and was subsequently promoted to Director of Operations in May 2008. In January 2009, Ms. Vice was promoted to Chief Operating Officer of the hospital. In this role Ms. Vice coordinates the overall business operations. Ms. Vice is responsible for helping the hospital meet its strategic goals, implementing new service lines, strengthening the internal accountability systems, overseeing effective management and fiscal viability of the hospital departments. She has hands on experience in recruitment of physicians and professional staff focusing on high quality healthcare and service excellence. Ms. Vice has been responsible for numerous hospital departments including Human Resources, Risk Management, Quality, Marketing, Physician Relations, Laboratory and Imaging and has over 15 years healthcare experience and has held a variety of positions within the HCA Holdings, Inc. and Hospital Partners of America Inc.

Director Relationships and Legal Proceedings

Our directors are employees of the Company. They do not hold any directorships in other reporting companies and do not qualify as “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15). There are no family relationships among directors, nominees or executive officers of the Corporation.

To our knowledge, during the last five years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•

Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•

Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Directors Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to shareholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on our board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and our current and future needs.

In its assessment of each potential candidate, including those recommended by shareholders, the board will consider the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors it determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to UGHS.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and our business priorities. The board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as Executives, directors, consultants, professional or other capacities in healthcare industry. Each director identified as having experience in industries which are or have been highly competitive (all) or highly regulated, especially the healthcare industry. Each director was deemed of sufficient experiences, viewpoints, and expertise necessary to perform the duties of a public company director, as well as being able to vigorously perform his duties as a director of the Company.

Presently, Dr. Chahadeh, Mr. Griffin, Mr. Sapaugh and Mr. Laborde are the directors of the Company. They possess many of the skills and experience needed for our business. They are experienced in the healthcare industry for many years. The board plans to eventually increase its membership to include directors with skills and experience complementary to our board of directors.

Board Leadership Structure and Role in Risk Oversight

Dr. Chahadeh is our chairman and Chief Executive Officer. The board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing and approving all proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•

meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended December 31, 2011, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is filed as Exhibit 14 to our annual report on Form 10-K for the year ended December 31, 2011. Our Code of Ethics is available free of charge by writing to Corporate Secretary at 7501 Fannin Street, Houston, Texas 77054. We intend to post on our website any amendments to such code or any waiver from a provision of the code relating to the elements of a “code of ethics” under Securities and Exchange Commission rules, where such waiver is to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions).

Meetings of Our Board of Directors

Our Board of Directors held two (2) meetings during the year ended December 31, 2011.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. Our board of directors currently acts as our audit committee. Because we are still a developing company, our board of directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K and directors that are “independent” as that term is used in Section 10A of the Exchange Act.

Compensation Committee. We intend to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Director Compensation

We did not compensate our directors for the year 2011. However, in the future, we intend to implement a market-based director compensation program.

Limitations on Liability

Article Sixteen of our Articles of Incorporation provide that no director or officer of the Corporation shall be personally liable to the Corporation or its shareholders for damages for breach of fiduciary duty as a director or officer, except: (A) for acts or omissions that involve intentional misconduct, fraud or a knowing violation of law; or (B) the payment of distributions in violation of Nevada Revised Statues Sec. 78.300. If the General Corporation law of the State of Nevada is amended after the date of filing of these Articles to further eliminate or limit the personal liability directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Nevada, as so amended.

We are also permitted to apply for insurance on behalf of any director, officer, employee or other agent for liability arising out of his actions, whether or not the Nevada General Corporation Law would permit indemnification.

Indemnification against Public Policy

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit our rights and our shareholders (through shareholders’ derivative suits on behalf of UGHS) to recover monetary damages and expenses against a director for breach of fiduciary duty.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services rendered in all capacities to UHGS and its subsidiaries for the years ended December 31, 2011 and 2010 for our Chairman and Chief Executive Officer and our most highly compensated executive officers.

Named and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Hassan Chahadeh, M.D.	2011	333,231	(1)	—	—	—	—	—	—		333,231
Chairman, Chief Executive Officer
Michael L. Griffin	2011	333,231	(2)	—	—	—	—	—	—		333,231
Chief Financial Officer and Director
Donald W. Sapaugh	2011	157,846	(3)	—	—	—	—	—	—		157,846
President and Director				—	—	—	—	—	—		—
Edward T. Laborde, Jr.	2011	429,691	(4)	30,000	—	—	—	—	—		459,691
General Counsel, Secretary and Director
Kelly Riedel (5)	2011	454,754		—	—	—	—	—	63,152	(6)	517,906
Executive Vice President of Operations	2010	420,030		—	—	—	—	—	—		420,030

(1)	Dr. Chahadeh joined the Company on April 1, 2011 at a base salary of $456,000.
(2)	Mr. Griffin joined the Company on April 1, 2011 at a base salary of $456,000.
(3)	On June 28, 2011, the Board of Directors of the Company appointed Mr. Sapaugh as the President and Director of the Company. Mr. Sapaugh commenced employment with the Company on September 1, 2011 at a base salary of $456,000.
(4)	In consideration for his decision to accept employment with the Company on January 14, 2011, Mr. Laborde received a lump-sum payment of $30,000 and his base salary of $456,000.
(5)	In September 2011, Mr. Riedel was appointed Executive Vice President of Operations of the Company. He served as the Chief Executive Officer of University General Hospital in 2010.
(6)	Amount represents a payment of paid-time off obligations.

Employment Agreements

We have entered into employment agreements with the following Named Executive Officers (the “Executive Employment Agreements”):

•	Hassan Chahadeh, our Chairman and Chief Executive Officer, effective on April 1, 2012,

•	Michael L. Griffin, our Chief Financial Officer and Director, effective on April 1, 2012,

•	Donald W. Sapaugh, our President and Director, effective on September 1, 2011, and

•	Edward T. Laborde, Jr., our General Counsel and Director, effective on January 14, 2011.

The Executive Employment Agreements establish the duties and compensation of these Named Executive Officers and provide for their continued employment with us. The following information reflects the material terms of each of the Executive Employment Agreements.

The Company’s executive officers, including these Named Executive Officers are employees of the Company’s, wholly-owned subsidiary, UGHS Management Services, Inc.

Term. The Executive Employment Agreements provide for an initial term of three (3) years with renewal on each anniversary thereafter for an additional one-year term unless there is an affirmative decision not to renew the contract by us or by Executive.

Base Salary and Benefits. The Executive Employment Agreements provide each Executive with an annual base salary of $456,000 for the first calendar year or portion thereof. In each subsequent calendar year during the term of the agreements, we shall pay to each Executive an annual base salary determined by the Board of Directors following its annual salary performance review. During the term of employment of each Executive hereunder, each Executive shall participate in all employee benefit plans sponsored by us for our executive employees, including but not limited to sick leave and disability leave, Executive and Executive’s dependents under our health insurance plan and dental insurance and pension and/or profit sharing plans; provided, the nature, amount and limitations of such plans shall be determined from time to time by the Board of Directors. The agreements also provide for Executive’s participation in any and all retirement and employee benefit plans maintained by us on behalf of our employees, as well as fringe benefits normally associated with Executive’s position with us or made available to all other employees.

Termination

In General. The Executive Employment Agreements provide that if the Executive is terminated by us or by the Executive, the Executive will be entitled to receive an amount equal to the sum of (i) the Executive’s earned but unpaid Annual Base Salary through the date of termination of employment at the rate in effect at the time of such termination, (ii) vacation pay earned but not taken to the date of such termination, and (iii) all other amounts previously deferred by Executive or earned but not paid as of such date under all Company incentive or deferred compensation plans or programs.

If the Executive is terminated by us without Cause (as defined below) or terminates his employment for Good Reason (as defined below), the Executive will be entitled to receive the following amounts:

(i) An amount equal to Executive’s Annual Base Salary then in effect, payable in a single lump sum within 30 days of such termination; and

(ii) An amount equal to the product of (A) the maximum monthly premium payment that may be charged to continue coverage for Executive and Executive’s dependents under our health insurance plan under COBRA, and under all life insurance and disability policies provided by us for Executive multiplied by (B)

(iii) 12 months (payable over such period). Any unpaid amount under this clause (ii) will cease if Executive obtains substantially similar coverage under new employment.

If the Executive is terminated by us for Cause, or if the Executive terminates employment without Good Reason, the payments due to Executive shall be limited to the amounts (i) the Executive’s earned but unpaid Annual Base Salary through the date of termination of employment at the rate in effect at the time of such termination, (ii) vacation pay earned but not taken to the date of such termination, and (iii) all other amounts previously deferred by Executive or earned but not paid as of such date under all our incentive or deferred compensation plans or programs.

If at any time during the term of Executive’s employment hereunder, Executive is unable due to physical or mental disability, to perform effectively Executive’s duties hereunder, we shall continue payment of base salary as during the first 3 month period of such disability to the extent not covered by our disability insurance policies. Upon the expiration of such 3 month period, UGHS, at its sole option, may continue payment of Executive’s salary for such additional periods as we elect, or may terminate Employee’s employment hereunder without any further compensation obligations to Executive hereunder. If Executive should die during the term of Executive's employment hereunder, Executive’s employment and our obligations hereunder for compensation payments shall terminate as of the end of the month in which Executive’s death occurs.

Gross-Up Payments. If any payment to the Named Executive Officer due to a Change in Control subjects the Executive to any excise tax, we will pay to the Executive a gross-up payment to compensate the Executive for the amount of the excise tax.

Covenant Not to Compete. The following information reflects the material terms of each of the Executive Employment Agreements except Mr. Laborde.

(a) During Executive’s employment with us or any of our Affiliates and thereafter during the Restricted Period (as defined below), regardless of the reason for the termination of Executive’s employment, Executive will not engage in or carry on, directly or indirectly, either for himself or as a member of a partnership or as a shareholder, investor, owner, officer or director of a company or other entity, or as an employee, agent, associate or consultant of any person, partnership, corporation or other entity, any business that directly competes with any services or products produced, sold, conducted, developed, or in the process of development by us or our Affiliates on the date of termination of Executive’s employment within a 35 mile radius of such business or entity

(b) Notwithstanding the foregoing, Executive shall not be deemed to be in violation of Section 12(a) based solely on the ownership of less than one percent (1%) of any class of securities of a publicly-held company whose gross assets exceed $100,000,000.

(c) Executive acknowledges that the limitations set forth herein on Executive’s rights to compete with us and our Affiliates are reasonable and necessary for the protection of us and our Affiliates. In this regard, Executive specifically agrees that the limitations as to period of time and geographic area, as well as all other restrictions on Executive’s activities specified herein, are reasonable and necessary for the protection of us and our Affiliates. In particular, Executive acknowledges that the parties anticipate that Executive will be actively seeking markets for the products and services of us and our Affiliates throughout the United States during Executive's employment with us.

(d) In the event that there shall be any violation of the covenant not to compete set forth in this section, then the time limitation thereof shall be extended for a period of time equal to the period of time during which such violation continues; and in the event we are required to seek relief from such violation in any court, board of arbitration or other tribunal, then the covenant shall be extended for a period of time equal to the pendency of such proceedings, including all appeals.

(e) Executive agrees that the remedy at law for any breach by Executive of this section will be inadequate and that we shall also be entitled to injunctive relief.

Change in Control.

If a Change of Control (as defined below) occurs and if during the Protected Period (as defined below) Executive’s employment is terminated or not renewed, whether by us or by Executive, then we shall promptly pay or otherwise provide to Executive the benefits set forth below:

(i) An amount equal to Executive’s Annual Base Salary then in effect, payable in a single lump sum within 30 days of such termination; and

(ii) An amount equal to the product of (A) the maximum monthly premium payment that may be charged to continue coverage for Executive and Executive's dependents under our health insurance plan under COBRA and under all life insurance and disability policies provided by us for Executive, multiplied by (B) 12 months (payable over such period). Any unpaid amount under this clause (ii) will cease if Executive obtains substantially similar coverage under new employment.

Defined Terms. Definitions for some of the terms used in this discussion in the order they are first used areas below:

“Cause” when used in connection with the termination of employment with the Company, means the termination of Employee's employment by the Company by reason of (i) the conviction of Employee of a crime involving moral turpitude by a court of competent jurisdiction; (ii) the proven commission by Employee of an act of fraud upon the Company; (iii) the willful and proven misappropriation of any funds or property of the Company by Employee; (iv) the willful, continued and unreasonable failure by Employee to perform material duties assigned to Employee after reasonable written notice and opportunity to cure such performance has been given by the Company; (v) the knowing engagement by Employee in any direct, material conflict of interest with the Company without compliance with the Company's conflict of interest policy, if any then in effect; (vi) the knowing engagement by Employee, without the approval of the General Partner of the Company, in any activity which would result in a material injury to the Company or any of its Affiliates; or (vii) the knowing engagement in any activity which would constitute a material violation of the provisions of the Company's Insider Trading Policy or Business Ethics Policy, if any, then in effect.

“Good Reason” means the occurrence of any of the following events:

(a) Employee is assigned duties, taken as a whole, that are materially inconsistent with, or materially diminished from, Employee’s positions, duties, responsibilities and status with the Company immediately prior to such action, or Employee’s status,’ reporting responsibilities, titles or offices are materially diminished from those in effect immediately prior to such action, or Employee’s duties and responsibilities are materially increased without a corresponding reasonable increase in the Employee’s compensation (provided that in the case of such a change within a Protected Period, such increase must be satisfactory to the Employee in Employee’s sole reasonable judgment), except in each case in connection with the termination of Employee’s employment by the Company for Cause or on account of disability, or as a result of the Employee’s death, or by the Employee for other than Good Reason; provided, however, that, Good Reason shall not be triggered under this subsection (a) by an immaterial action not taken in bad faith or by an action that is remedied by the Company promptly after receipt of written notice from Employee; or

(b) Employee’s Annual Base Salary is reduced (i) within a Protected Period, from that in effect immediately prior to the commencement of a Protected Period or as the same may be increased from time to time thereafter, or (ii) other than within a Protected Period, from that which was in effect prior to such action unless such reduction is part of a general reduction in compensation within the officer ranks due to economic or company-wide considerations; or

(c) The Company (i) within a Protected Period, fails to continue in effect any benefit or compensation plan, including, but not limited to, the annual bonus plan, qualified retirement plan, executive life insurance plan and/or health and accident plan, in which Employee is participating immediately prior to the commencement of the Protected Period, or plans providing, in the sole reasonable judgment of Employee, Employee with substantially similar benefits, or the Company takes any action that would adversely affect Employee’s participation in or reduce Employee's benefits under any of such plans (excluding any such action by the Company that is required by law), or (ii) other than within a Protected Period, takes any action to materially reduce or eliminate Employee’s participation in the Company’s benefit or compensation plans unless such reduction or elimination is part of a general reduction in benefits within the officer ranks due to economic or company-wide considerations; or

(d) The Company requires the Employee to take any action that Employee reasonably concludes would violate or conflict ethical rules governing attorney conduct or other applicable law; or

(e) The Company requires Employee at any time to relocate more than 50 miles from Houston, Texas; or

(f) The amendment, modification or repeal of any provision of the Certificate of Formation of the Company, the Partnership Agreement or any other governing document of the Company that was in effect immediately prior to the commencement of a Protected Period, if such amendment, modification or repeal would materially adversely affect Employee's rights to indemnification by the Company; or

(g) The Company shall violate or breach any obligation of the Company (regardless whether such obligation be set forth in the Partnership Agreement and/or in this Agreement or any other separate agreement entered into between the Company and Employee) to indemnify Employee against any claim, loss, expense or liability sustained or incurred by Employee by reason, in whole or in part, of the fact that Employee is or was an officer or director of the Company; or

(h) The Company shall violate or breach any other material obligation of the Company owing to Employee relating to Employee's employment with the Company, provided that in the event of a violation or breach that is reasonably subject to being cured by the Company, Good Reason shall only occur if the Company shall fail or refuse to commence a cure within 15 days after written notice thereof is given by Employee to the Company or shall thereafter fail to diligently prosecute such cure to completion; or

(i) The Company shall fail to keep in force, for the benefit of Employee, directors’ and officers’ insurance policy with coverage amounts and scope at least equal to the coverage amounts in effect on the date hereof; or

(j) The Company shall fail to obtain from a successor (including a successor to a material portion of the business or assets of the Company) a satisfactory assumption in writing of the Company’s obligations under this Agreement; or

(k) The Company shall fail to provide Employee with office space, related facilities and support personnel (including, but not limited to, administrative and secretarial assistance) that are both commensurate with the Employee’s position and Employee’s responsibilities to and position with the Company and not materially dissimilar to the office space, related facilities and support personnel provided to other executive officers of the Company; or

(l) The Company notifies Employee of the Company’s intention not to observe or perform one or more of the material obligations of the Company under this Agreement.

“Change of Control” means the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act (a “Designated Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) of 50% or more of either (1) the then outstanding partnership interests of the Company (the “Outstanding Company Common Stock”), Management Control or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of managers (the “Outstanding. Company Voting Securities”); provided, however, that the following acquisitions shall not constitute a Change of Control: (a) any acquisition of Common Stock of the Company or voting securities of the Company directly from the Company (excluding an acquisition by virtue of the exercise of a conversion privilege), (b) any acquisition of Common Stock of the Company or voting securities of the Company by the Company (c) any acquisition of Common Stock of the Company or voting securities of the Company by any employee benefit plan(s) (or related trust(s)) sponsored or maintained by the Company or any corporation controlled by the Company and approved by the incumbent General Partner, or (d) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, immediately following such reorganization, merger or consolidation, the conditions described in clauses (1), (2) and (3) of paragraph (iii) below of this definition are satisfied.

“Protected Period” means the period of time beginning with a Change of Control and ending six months following such Change of Control; provided, however, that if any event has occurred which could reasonably be expected to result in a Change of Control and a Change of Control occurs within six months after such event, then the Protected Period will begin on the date of such event.

“Restricted Period” means the period beginning on the date of the termination or resignation of Employee’s employment with the Company and its Affiliates and ending as follows, as applicable:

(i) one (1) year after the termination of Employee’s employment if Employee is not entitled to benefits under Section 7(a) or 10(c); or;

(ii) two (2) years after the termination of Employee’s employment, if Employee receives all of the benefits under Section 7(a) or 10(c) (after giving effect to any permissible setoff).

Equity Compensation Plan Information

We currently do not have any equity compensation plans; however we are currently deliberating the implementation of an equity compensation plan.

Directors’ and Officers’ Liability Insurance

We currently have insurance insuring directors and officers against liability.

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals. We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or entity known by us to be the beneficial owner of more than five percent (5.0%) of our outstanding common stock (ii) each director, (iii) each of our Named Executive Officers and (iv) all executive officers and significant employees as a group as of April 9, 2012.

Name and Address	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Hassan Chahadeh	Common Stock	45,511,017	16.1	%(1)
Felix Spiegel, M.D.	Common Stock	33,977,676	12.0	%(2)
Michael L. Griffin	Common Stock	3,656,687	1.3%
Donald W. Sapaugh	Common Stock	6,056,785	2.1%
Edward T. Laborde, Jr.	Common Stock	2,204,000	0.8%
All executive officers and significant employees as a group (8 persons)	Common Stock	74,011,751	26.1%

(1)	The information is based on the Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011 by the Company reporting on beneficial ownership as of April 9, 2012. According to the filing, the reporting person has sole voting power with respect to 44,161,017 shares and sole investment power with respect to 44,161,017.
(2)	The information is based on the Schedule 13G/A filed with the SEC on March 28, 2011 by the Company reporting on beneficial ownership as of April 9, 2012. The address of the beneficial owner, unless otherwise noted, is Yorktown Plaza, 5373 West Alabama, Suite 121, Houston, Texas 77056. According to the filing, the reporting person has sole voting power with respect to 33,977,676 shares and sole investment power with respect to 33,977,676.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 9 Related Party Transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and expected to be billed by our independent registered public accounting firms and auditors for professional services rendered to us for the years ended December 31, 2011 and 2010 were as follows:

Description of Professional Service	Amount Billed
	2011	2010
Audit Fees are fees for (i) the audit of our annual financial statements, (ii) review of financial statements in our quarterly reports on Form 10-Qs, (iii) the audit of the effectiveness of our internal control over financial reporting, and (iv) for services that are provided by the independent registered public accounting firm in connection with statutory and regulatory filings.	$145,432	$555,876	(1)
Audit-Related Fees are for professional services rendered in connection with the application of financial accounting and reporting standards, as well as acquisition related matters. Indicates fees and reimbursable expenses for due diligence related to an acquisition.	$—	$—
Tax Fees are fees for compliance, tax advice, and tax planning.	$—	$—
All Other Fees are fees for any service not included in the first three categories. Indicates fees for services related to the audit of our 401(k) benefit plan.	$—	$—

(1)	We engaged our predecessor accountant, UHY, LLP to audit our financial statements for the years ended December 31, 2009 and December 31, 2010 in connection with the acquisition of University General Hospital, LP, and its general partner, University Hospital System, LLP.

There were no fees billed by our current or predecessor principle accountant in either fiscal 2011 or fiscal 2010 for Audit-Related Fees, Tax Fees or All Other Fees. These services were performed by separate outside accounting firms.

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements:

See “Index to Consolidated Financial Statements of University General Health System, Inc.” on page F-1, the Reports of Independent Registered Public Accounting Firms on page F-2 and F-3, and the Financial Statements on pages F-4 to F-39, of this Form 10-K, all of which are incorporated herein by reference.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-4 to F-39, which are incorporated herein by reference.

3.	Exhibits Index:

The following documents are the exhibits to this Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit. Number	Description

2.1	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Pearland is incorporated by reference as Exhibit 2.1 to the Company’s Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.2	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Port Lavaca is incorporated by reference as Exhibit 2.2 to the Company’s Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.3	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Knoxville is incorporated by reference as Exhibit 2.3 to the Company’s Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.4	Purchase and Sale Agreement dated June 28, 2011 for the acquisition of TrinityCare is incorporated by reference as Exhibit 2.4 to the Company’s Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.5	Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Billing is incorporated by reference as Exhibit 2.5 to the Company’s Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.6	Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Coding is incorporated by reference as Exhibit 2.6 to the Company’s Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

3.1*	Restated Articles of Incorporation of University General Health System, Inc.

3.2	By-Laws of University General Health System, Inc. is incorporated by reference as Exhibit 3.4 to the Company’s Form SB-2 (Commission File No. 333-140567) filed February 9, 2007.

4.1*	Form of Common Stock Certificate of University General Health System, Inc.

10.1†	Form of Subscription Documents for private placement investors in limited partner units of University General Hospital, L.P. is incorporated by reference to Exhibit 10.1 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.2†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D. is incorporated by reference to Exhibit 10.3 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.3†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Felix Spiegel, M.D. is incorporated by reference to Exhibit 10.4 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.4†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel is incorporated by reference to Exhibit 10.5 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.5†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D is incorporated by reference to Exhibit 10.6 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.6†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Michael L. Griffin is incorporated by reference to Exhibit 10.7 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.7†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Edward T. Laborde, Jr. is incorporated by reference to Exhibit 10.8 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.8†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.9†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Rusty Shelton is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.10†	Termination of Management Agreement dated February 28, 2011 between University General Hospital, L.P. and Ascension Physician Solutions, LLC is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.11†	Employment Agreement between University General Health System, Inc. and Edward T. Laborde, Jr. dated January 14, 2011 is incorporated by reference to Exhibit 10.2 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed May 24, 2011.

10.12†*	Employment Agreement between University General Health System, Inc. and Donald W. Sapaugh dated September 1, 2011.

10.13†*	Employment Agreement between University General Health System, Inc. and Hassan Chahadeh dated April 1, 2012.

10.14†*	Employment Agreement between University General Health System, Inc. and Michael L. Griffin dated April 1, 2012.

14*	Code of Ethics for Senior Officers of University General Health System, Inc.

21*	Subsidiaries of University General Health System, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Hassan Chahadeh	April 16, 2012
Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Michael L. Griffin	April 16, 2012
Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hassan Chahadeh Hassan Chahadeh	Chairman and Chief Executive Officer	April 16, 2012

/s/ Michael L. Griffin Michael L. Griffin	Chief Financial Officer and Director	April 16, 2012

/s/ Donald W. Sapaugh Donald W. Sapaugh	President and Director	April 16, 2012

/s/ Edward T. Laborde, Jr. Edward T. Laborde, Jr.	General Counsel, Secretary and Director	April 16, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF UNIVERSITY GENERAL HEALTH SYSTEM, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

University General Health System, Inc.

Houston, Texas

We have audited the consolidated balance sheet of University General Health System, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. University General Health System, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University General Health System, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, certain errors resulting in understatement of previously reported net loss for 2010 and overstatement of previous reported accounts receivable at December 31, 2010 and 2009 were discovered by management of the company during the current year. Accordingly, an adjustment has been made to accumulated deficit at December 31, 2010 and 2009, to correct the error.

As discussed in Note 2 to the consolidated financial statements, on March 28, 2011, the company was involved in a business combination accounted for as a reverse merger transaction in which it was the accounting acquiree.

We have also audited the adjustments to the 2010 consolidated financial statements for the correction of the errors and the reverse merger described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2010 consolidated financial statements of the company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2010 consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the company has suffered recurring losses and negative operating cash flows, and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of University General Hospital, LP and University Hospital Systems, LLP:

We have audited, before the effects of the adjustments for the correction of the errors and the reverse merger described in Note 2, the accompanying combined balance sheet of University General Hospital, LP and University Hospital Systems, LLP (collectively, the “Partnership”) as of December 31, 2010, and the related combined statements of operations, changes in partners’ capital (deficit), and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the effects of the adjustments for the correction of the errors and the reverse merger described in Note 2, the combined financial statements present fairly, in all material respects, the combined financial position of University General Hospital, LP and University Hospital Systems, LLP as of December 31, 2010, and the combined results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of errors and the reverse merger described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Moss, Krusick & Associates, LLC.

/s/ UHY LLP

June 13, 2011

Houston, Texas

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
		(Restated)
ASSETS
Cash and cash equivalents	$538,018	$2,291,754
Accounts receivable, less allowance for doubtful accounts of $7,070,327 and $ 5,733,688	10,913,361	8,312,184
Inventories	1,908,177	1,765,735
Receivables from related parties	658,764	633,678
Prepaid expenses and other assets	1,275,104	52,790

Total current assets	15,293,424	13,056,141

Investments in unconsolidated affiliates	687,323	—
Property, equipment and leasehold improvements, net	77,012,883	53,224,152
Intangible asset	1,140,000	—
Goodwill	18,299,310	—
Other non-current assets, net	2,234,985	266,603

Total assets	$114,667,925	$66,546,896

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$11,874,720	$14,823,508
Payables to related parties	2,493,088	4,714,951
Accrued expenses	7,516,940	7,984,109
Accrued acquisition cost	1,007,380	—
Taxes payable	4,171,826	5,436,041
Deferred revenue	314,876	—
Lines of credit	8,451,025	—
Notes payable, current portion	28,982,331	8,321,298
Notes payable to related parties, current portion	2,798,783	4,027,650
Capital lease obligations, current portion	5,943,685	11,591,999
Capital lease obligations to related party, current portion	239,409	137,076

Total current liabilities	73,794,063	57,036,632

Lines of credit	—	8,450,000
Notes payable, less current portion	8,459,474	5,487,939
Notes payable to related parties, less current portion	1,983,514	2,087,241
Capital lease obligations, less current portion	34,893	532,805
Capital lease obligations to related party, less current portion	30,803,450	31,042,859

Total liabilities	115,075,394	104,637,476

Commitments and contingencies

Preferred, par value $0.001, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 283,440,226 and 152,501,259 shares issued and outstanding, respectively	283,440	152,501
Additional paid-in-capital	49,078,223	12,068,748
Shareholders' receivables	(2,219,068)	—
Accumulated deficit	(52,883,027)	(50,311,832)

Total shareholders’ deficit	(5,740,429)	(38,090,580)
Noncontroling interest	5,332,960	—

Total equity (deficit)	(407,469)	(38,090,580)

Total liabilities and shareholders’ equity (deficit)	$114,667,925	$66,546,896

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
		(Restated)
Revenues
Patient service revenues, net of contractual adjustments	$68,302,619	$55,929,507
Senior living revenues	3,564,514	—
Support services revenues	465,639	—
Other revenues	174,211	205,042

Total revenues	72,506,983	56,134,549

Operating expenses
Salaries, wages and benefits	29,157,012	19,902,304
Medical supplies	13,202,829	11,314,219
Management fees (includes related party management fees of $ 461,814 and $2,597,546, respectively)	5,346,456	2,597,546
General and administrative expenses (includes related party expenses of $5,944,441 and $5,613,847, respectively)	18,078,907	11,347,868
Provision for doubtful accounts	1,332,434	3,439,321
Gain on extinguishment of liabilities	(4,441,449)	(2,781,917)
Depreciation and amortization (includes related party expenses of $ 685,162 and $685,162, respectively)	7,336,710	6,952,007

Total operating expenses	70,012,899	52,771,348

Operating income	2,494,084	3,363,201

Other income (expense)
Interest expense, net of interest income of $67,068 for 2011 and $0 for 2010 (includes related party interest expense $2,513,922 and $2,555,782,respectively)	(4,938,603)	(4,782,168)
Other income	500,000	—

Loss before income tax	(1,944,519)	(1,418,967)
Income tax expense	443,862	300,000

Loss before noncontrolling interest	(2,388,381)	(1,718,967)
Net income attributable to noncontrolling interests	(182,814)	—

Net loss attributable to Company	$(2,571,195)	$(1,718,967)

Basic and diluted loss per share data:

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average shares outstanding	254,401,405	123,583,509

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
		(Restated)
Cash flows from operating activities:
Net loss	$(2,388,381)	$(1,718,967)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	7,336,710	6,952,007
Provision for doubtful accounts	1,332,434	3,439,321
Gain (loss) on sales of assets	(500,000)	10,170
Gain on extinguishment of liabilities	(4,441,449)	(2,781,917)
Net changes in operating assets and liabilities:
Accounts receivable	(3,567,069)	(4,624,256)
Related party receivables and payables	202,681	(595,627)
Inventories	(142,442)	(540,495)
Prepaid expenses and other assets	(587,189)	(37,782)
Accounts payable, accrued expenses and taxes payable	(77,842)	2,948,352
Deferred revenues	290,501	—

Net cash (used in) provided by operating activities	(2,542,046)	3,050,806

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(831,107)	(276,516)
Business acquistions, net of cash acquired	211,910	—
Investments in unconsolidated affiliates	(187,323)	—

Net cash used in investing activities	(806,520)	(276,516)

Cash flows from financing activities:
Redemption of common stock	(50,000)	(50,000)
Issuance of common stock	7,298,000	3,830,000
Borrowings under notes payable	2,717,662	519,982
Payments on notes payable	(5,779,381)	(1,148,782)
Payments on debt issuance costs	(425,000)	—
Borrowings under notes payable to related party	3,944,633	130,000
Payments on notes payable to related party	(2,138,171)	(924,581)
Payments on capital leases	(3,835,837)	(2,776,475)
Payments on capital leases obligation to related party	(137,076)	(64,320)

Net cash provided by (used in) financing activities	1,594,830	(484,176)

Net (decrease) increase in cash and cash equivalents	(1,753,736)	2,290,114
Cash and cash equivalents:
Beginning of period	2,291,754	1,640

End of period	$538,018	$2,291,754

Supplemental disclosures of cash flow information:
Interest paid	$1,975,813	$3,829,791
Income taxes paid	$628,040	$—
Supplemental noncash investing activities:
Property and equipment additions financed	$—	$682,704
Supplemental noncash financing activities:
Transfer of accrued interest to capital lease obligation	$—	$476,014
Assumption of notes payable with a corresponding related party note receivable	$—	$100,000
Exchange of debt for common stock on February 2011	$3,500,000	$—
Issuance of common stock on February 2011	$2,219,068	$—
Issuance of common stock to affiliate for termination of service agreement	$1,000,000	$—
Noncash consideration paid for acquisitions	$26,171,189	$—
Transfer of accrued interest, account payables and capital lease obligation to debt obligation	$5,177,912	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred		Common		Additional			Total
	Stock		Stock		Paid-in	Shareholders’	Accummulated	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)	Interest
Balance, January 1, 2010 (Restated)	3,000	$3	123,293,205	$123,293	$8,317,956	$—	$(48,592,865)	$(40,151,613)	$—
Net loss	—	—	—	—	—	—	(1,718,967)	(1,718,967)	—
Redemption of common stock in November 2010	—	—	(173,632)	(174)	(49,826)	—	—	(50,000)	—
Issuance of common stock in November 2010	—	—	603,937	604	129,396	—	—	130,000	—
Issuance of common stock in December 2010	—	—	28,777,749	28,778	3,671,222	—	—	3,700,000	—

Balance, December 31, 2010 (Restated)	3,000	$3	152,501,259	$152,501	$12,068,748	$—	$(50,311,832)	$(38,090,580)	$—

Net income (loss)	—	—	—	—	—	—	(2,571,195)	(2,571,195)	182,814
Redemption of common stock in January 2011			(173,632)	(174)	(49,826)	—	—	(50,000)	—
Issuance of common stock in Febuary 2011	—	—	56,805,787	56,806	7,193,194	(152,000)	—	7,098,000	—
Issuance of common stock in Febuary 2011	—	—	22,040,000	22,040	1,977,960	(2,067,068)	—	(67,068)	—
Exchange of debt for common stock in February 2011	—	—	40,600,587	40,601	3,459,399	—	—	3,500,000	—
Issuance of common stock to affiliate for termination of service agreement	—	—	11,600,000	11,600	988,400	—	—	1,000,000	—
Exchange for profit interest for common stock in February 2011	—	—	2,204,000	2,204	(2,204)	—	—	—	—
Effect of reverse merger	—	—	(31,158,670)	(31,159)	31,159	—	—	—	—
Issuance of common stock for acquisitions in June 2011	—	—	23,395,895	23,396	21,817,018	—	—	21,840,414	5,150,146
Issuance of common stock for acquisitions in October 2011	—	—	625,000	625	199,375	—	—	200,000	—
Issuance of common stock for acquisitions in December 2011	—	—	5,000,000	5,000	1,395,000	—	—	1,400,000	—

Balance, December 31, 2011	3,000	$3	283,440,226	$283,440	49,078,223	$(2,219,068)	$(52,883,027)	$(5,740,429)	$5,332,960

The accompanying notes are an integral part of these consolidated financial statements.

University General Health System, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (the “UGH LP”), a Texas limited partnership and University Hospital Systems, LLP (the “UGH GP”), a Delaware limited liability partnership (collectively the “UGH Partnerships”) in exchange for the issuance of 232,416,956 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of the SeaBridge by the UGH Partnerships and was treated as a recapitalization with the UGH Partnerships as the accounting acquirer. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011 and represent the operations of UGH Partnerships.

In connection with and immediately following the Merger, SeaBridge changed its name to University General Health System, Inc. ( “UGHS”, or the “Company”) and divested of its wholly-owned subsidiary, SeaBridge Freight, Inc. SeaBridge was in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, Florida and Port Brownsville, Texas. In consideration of the divestiture, the Company received and cancelled 135,000,000 outstanding shares of common stock of the Company from existing shareholders. After the completion of the merger, approximately 232,416,956 common shares were held by the former UGH partners and approximately 22,002,375 were held by former SeaBridge shareholders.

After the Merger, the Company is a diversified, integrated, multi-specialty health care provider that delivers concierge physician and patient oriented services providing timely and innovative health solutions that are competitive, efficient and adaptive in today’s health care delivery environment. The Company owned and operated University General Hospital (the “UGH”), a 69-bed acute care hospital in Houston, Texas. UGH commenced business operations as a general acute care hospital on September 27, 2006. The Company is headquartered in Houston, Texas.

In June 2011, through its wholly-owned subsidiaries, the Company completed the acquisitions of three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas and Trinity Hills of Knoxville, Tennessee (the “TrinityCare Facilities”). The Company also acquired 51.0% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare Senior Living, LLC”), a developer and manager of senior living communities. As the Company’s majority-owned subsidiary, TrinityCare Senior Living, LLC continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. The TrinityCare Facilities and TrinityCare Senior Living, LLC are sometimes collectively referred to as “TrinityCare.” Effective June 30, 2011, UGHS also acquired the business asset of specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC, collectively “Autimis”.

On December 31, 2011, the Company completed the acquisition of Sybaris Group, LLC (“Sybaris”), a luxury hospitality service provider and facility management company. The acquisition of Sybaris will allow the Company to grow more rapidly and leverage the scalability of the Company’s business model. In connection with the acquisition of Sybaris, the Company changed its Revenue Management operating segment name to Support Services, Inc. (“Support Services”) and additionally Sybaris changed its name to Sybaris Group, Inc. and is included in the Support Services operating segment. The Company has included the financial results of Sybaris in the consolidated financial statements from the date of acquisition.

As of December 31, 2011, the Company had the following wholly-owned subsidiaries for the primary purpose of ownership, operation and acquisition of general acute care hospitals, ambulatory surgery centers and other ancillary businesses, senior living communities and healthcare revenue cycle businesses: University General Hospital, LP (“UGH LP”), University Hospital Systems, LLP (“UGH GP”), UGHS Ancillary Services, Inc (“UGHS Services”), UGHS Hospitals, Inc. (“UGHS Hospital”), UGHS Management Services, Inc. (“UGHS Management”), UGHS Real Estate, Inc. (“UGHS Real Estate”), UGHS Senior Living of Pearland, LLC (“UGHS Pearland”), UGHS Senior Living of Port Lavaca, LLC (“UGHS Port Lavaca”), UGHS Senior Living of Knoxville, LLC (“UGHS Knoxville”), UGHS Autimis Billing, Inc. (“UGHS Billing”), UGHS Coding, Inc. (“UGHS Coding”) and Sybaris Group, Inc. As of December 31, 2011, UGHS conducted operations through three operating segments: Hospital, Senior Living and Support Services.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Principles of Consolidation and Reporting

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principle in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company and its subsidiaries maintain its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2011 and December 31, 2010, the amounts held in the banks exceeded the insured limit of $250,000. The Company has not incurred losses related to these deposits and believes no significant credit risk concentration exists with respect to these cash investments.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk primarily include accounts receivable. The Company’s concentration of credit risk with respect to accounts receivable is limited due to the large number of payors. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2011 and 2010. The Company has a risk of incurring losses if such allowances are not adequate.

Accounts Receivable

Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there is significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accordingly, the accounts receivable reported in the Company’s Consolidated Balance Sheets are recorded at net amount expected to be received.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Accounts receivables are stated at estimated net realizable value. Significant concentrations of accounts receivables at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Commercial and managed care providers	54.3%	56.0%
Government-related programs	34.5%	31.7%
Self-pay patients	11.2%	12.3%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $45,726,222 and $44,800,018, net of contractual adjustments of $27,909,614 and $30,754,146 as of December 31, 2011 and 2010, respectively. Additionally, the Company had other accounts receivable of $167,080 as of December 31, 2011. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $7,070,327 and $5,733,688 as of December 31, 2011 and 2010, respectively.

Related Parties Receivables

Related parties receivables include employee receivables and expenses paid on behalf of affiliates, which management believes have minimal credit risk.

Inventories

Inventories consist of medical and pharmacy supplies which are valued at the lower of cost or market, using the first-in, first-out method.

Property, Equipment and Leasehold Improvements, Net

Property and equipment are initially stated at cost and fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms, and the related obligations are recorded as debt. Amortization of assets under capital leases and of leasehold improvements is included in depreciation expense. The Company records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. The Company amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term. The estimated useful lives in years are generally as follows:

Buildings	40
Machinery and equipment	3-15
Leasehold improvements	5-30
Computer equipment and software	3-5

Intangible Asset

As part of the acquisition of Autimis on June 30, 2011, the Company acquired the rights to the developed software, which was identified as a definite-lived intangible asset. The Company recorded this developed software technology of Autimis as an allocation of purchase price based on the fair value. The intangible asset is amortized on a straight-line basis over the estimated 10 year life of the intangible asset. The Company evaluates for impairment when events and circumstances warrant in accordance with Accounting Standards Codification (“ASC”) Topic 350-30, Intangibles: Goodwill and Other, and an impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset will be its new accounting basis. The Company will perform its first impairment test during the second quarter of 2012. The balance of the intangible asset, net of accumulated amortization of $60,000, is $1,140,000 at December 31, 2011.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Deferred Loan Costs

Deferred loan costs associated with the origination of the Company’s loans are capitalized and amortized over the life of related loan. As of December 31, 2011, capitalized loan costs, net of accumulated amortization of $211,135, were $1,638,865, which are included in other assets in the Consolidated Balance Sheets.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows.

In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows using market participant assumptions with respect to the use and ultimate disposition of the asset. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. Management’s judgment is necessary to estimate fair value. Accordingly, actual results could vary from those estimated. The Company completed its annual impairment test during the fourth quarter of 2011 and determined there was no impairment of the existing long-lived assets.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. The Company recorded goodwill in conjunction with its 2011 acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011 and allocated it to each reporting unit. As required, the Company will perform its goodwill impairment test at least annually or more frequently if there is an indication of impairment. The Company expects to perform its first goodwill impairment tests in June 2012 for the TrinityCare and Autimis acquisitions and in December 2012 for the Sybaris acquisition.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance amending the method an entity uses to test its goodwill for impairment, Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment. In accordance with ASU 2011-08, the Company will first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors include macroeconomic conditions, industry and market considerations, overall financial performance, cost factors, and entity-specific events such as changes in strategy, management, key personnel, or customers. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs the two-step impairment test. Under ASU 2011-08, the Company has an option to bypass the qualitative assessment described above for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements and Disclosures. The Company applies fair value accounting for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each applicable footnote. The estimated fair values may not be representative of actual values that will be realized or settled in the future.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is approximately its carrying value since the debt obligations bear interest at a rate consistent with market rates. The fair value of the Company’s intangible assets was originally determined as a part of an acquisition based measure of fair value and is currently carried at amortized cost.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Income Taxes

The Company accounts for income taxes under the Accounting Standards Codification ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Revenue Recognition

The Company recognizes revenues in the period in which services are performed. The Company derives a significant portion of its revenues from the hospital segment. Accordingly, the revenues reported in the Company’s Consolidated Statements of Operations are recorded at the net amount expected to be received.

Hospital Segment

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts. Summary information for revenues is as follows:

	December 31,
	2011	2010
Gross patient service revenues	$282,823,360	$240,251,699
Less estimated contractual adjustments	(214,520,741)	(184,322,192)

Net patient service revenues	$68,302,619	$55,929,507

The hospital has agreements with third-party payors that provide for payments to the hospital at amounts different from its established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Allowances and discounts are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These allowance and discounts are related to the Medicare and Medicaid programs and managed care contracts.

Patient service revenue from the Medicare and Medicaid programs accounted for approximately 36.7% and 26.0% of total patient service revenue for the years ended December 31, 2011 and 2010, respectively. Patient service revenue from managed care contracts accounted for approximately 57.8% and 63.0% of patient service revenue for the years ended December 31, 2011 and 2010, respectively.

Senior Living Segment

Revenues related to the Company’s Senior Living segment consist primarily of resident fees, entrance fees, community fees and management fees. Resident fee revenue is recorded when services are rendered and consists of fees for basic housing, support services and fees associated with additional services such as personalized assisted living care. Residency agreements are generally non-binding, for a term of one year, with resident fees billed monthly in advance.

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

The majority of community fees received by the TrinityCare Facilities is non-refundable and is recorded initially as deferred revenue. The deferred amounts, including both the deferred revenue and the related direct resident lease origination costs, are amortized over the estimated stay of the resident, which is consistent with the contractual terms of the resident lease. The refundable portion of a resident’s community fee is generally refundable within a certain number of months or days following the resident’s move-in into the community. In such instances, the refundable portion of the fee is not amortized and included in refundable community fees and deferred revenue.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

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

Support Services Segment

Billing and coding revenues are generated from revenue cycle management services provided by Autimis to UGH LP and other third-party clients. Fees charged for these services are defined in service agreements and based upon a stated percentage of cash collections. Food and support services revenues are generated from environmental, food and nutrition, and facilities management services by Sybaris to clients in the Houston metropolitan area. Revenue is recognized as services are performed. Billing, coding and food and support services revenue received from the Hospital operating segment has been eliminated in consolidation.

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

Cost Method Investments in Nonconsolidated Affiliates

The Company uses the cost method to account for equity investments for which the Company does not have the ability to exercise significant influence or for which the equity securities do not have readily determinable fair values. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, additional investments, or distributions deemed to be a return of capital.

Management periodically assesses the recoverability of the Company’s cost method investments. The Company considers all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate and its ability, if any, to influence the management of the affiliate. The Company assesses fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds, and external appraisals, as appropriate. If an investment is considered to be impaired and the decline in value is other than temporary, the Company records an appropriate write-down.

Non-controlling Interests in Consolidated Affiliates

The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates the Company controls. Accordingly, the Company has recorded non-controlling interests in the earnings and equity of such entities. The Company recorded adjustments to non-controlling interests for the allocable portion of income or loss to which the non-controlling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of non-controlling interest are adjusted to the respective non-controlling interest holders’ balance.

Business Combinations

The Company accounts for its business acquisitions under the acquisition method of accounting as indicated in ASC No. 805, Business Combinations, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed and any non-controlling interest in the acquiree; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on fair value estimates as of the date of acquisition. In accordance with ASC No. 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

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

Segment Information

During 2010, the Company’s hospital segment was its only reportable segment. As a result of the TrinityCare and Autimis acquisitions in June 2011 and Sybaris acquisition in December 2011, the Company identified the three reportable segments: Hospital (UGH LP, UGH GP, UGHS Services, UGHS Hospital, UGHS Management, and UGHS Real Estate), Senior Living (UGHS Pearland, UGHS Port Lavaca, UGHS Knoxville and TrinityCare) and Support Services (UGHS Billing, UGHS Coding and Sybaris Group, Inc.). The aggregation of operating segments into three reportable segments requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of the Company’s operating segments were to become dissimilar, then the Company could be required to re-evaluate the number of reportable segments.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued. The Company, which files reports with the Securities and Exchange Commission ("SEC"), considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”), the SEC’s EDGAR.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. The updated guidance is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the updated guidance on June 30, 2011 for which the acquisition date is on or after June 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently assessing the impact ASU 2011-04 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

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

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact ASU 2011-07 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement. This pronouncement will change the presentation of the Company’s revenues on its statements of operations as well as requiring additional disclosures.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”), which amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company expects to perform its first goodwill impairment tests in June 2012 for the TrinityCare and Autimis acquisitions and in December 2012 for the Sybaris acquisition.

NOTE 2 – RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its previously issued combined financial statements for the year ended December 31, 2010 to correct material errors in accounting for contractual reserves for accounts receivable and provision for doubtful accounts. The correction of these errors resulted in restatements of its previously reported combined financial statements as of and for the year ended December 31, 2010 and to its accumulated deficit at December 31, 2009.

The corrections resulted from improper application of the net patient revenues and contractual reserves for accounts receivable. The Company had erroneously recorded net patient revenues which included cash collections that were due back to payors. As of December 31, 2009, there was approximately $3.0 million of cash received was due back to payors due to over payments or other factors. This error resulted in the overstatement of net patient revenues and understatement of net loss by $3.0 million for periods prior to 2009. Additionally, the Company believes additional provision for doubtful accounts of $0.5 million was necessary for 2010 to recognize additional reserves in certain payor categories which were not considered at December 31, 2010. To correct these errors, the Company adjusted accumulated deficit and accounts receivable by $3.5 million at December 31, 2010, and recorded an increase in provision for doubtful accounts of $0.5 million for 2010. The Company also adjusted accumulated deficit by $3.0 million at December 31, 2009.

In addition, on March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, SeaBridge Freight, Corp. (“SeaBridge”), a publicly reporting Nevada corporation, acquired University General Hospital, LP (the “UGH LP”), a Texas limited partnership, and University Hospital Systems, LLP (the “UGH GP”), a Delaware limited liability partnership (collectively, the “UGH Partnerships”) in exchange for the issuance of 232,416,956 shares of SeaBridge common stock, a majority of the common stock, to the former partners of the UGH Partnerships.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

In connection with and immediately following the Merger, SeaBridge changed its name to University General Health System, Inc. (“UGHS”, or the “Company”) and divested of its wholly-owned subsidiary, SeaBridge Freight, Inc. which is in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, Florida and Port Brownsville, Texas. In consideration of the divestiture, the Company received and cancelled 135,000,000 outstanding shares of common stock of the Company from existing shareholders.

After completion of the Merger, 232,416,956 common shares were held by the former UGH partners and 22,002,375 common shares were held by the former SeaBridge shareholders. The 232,416,956 shares issued to the former UGH partners are subject to “lock-up leak-out” resale restrictions that limit the number of such shares that can be resold to 1/24 of the shares per month (on a non-cumulative basis) held by the former UGH Partners over the 24 month period beginning six months following the closing date of the Merger. Additional information concerning the merger can be found on the Company’s Form 8-K Current Report filed with the SEC on April 1, 2011.

As discussed above, on March 28, 2011, the Company (i) converted all formerly outstanding general partner units and (ii) outstanding limited partner units into common stock (collectively, the “Recapitalization”). Accordingly, historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the acquisition that was effective as of March 28, 2011. Such restatement primarily related to common stock, equivalent shares information and basic and diluted per share data.

The following tables summarize the impact of these adjustments on our previously reported annual results filed on our Form 8-K/A Current Report filed with the SEC on June 14, 2011.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The effect of the restatements on our consolidated balance sheet as of December 31, 2010 is as follows:

	As Previously
	Reported	Adjustments	Restated
ASSETS
Cash and cash equivalents	$2,291,754	$—	$2,291,754
Accounts receivable, net	11,812,184	(3,500,000)	8,312,184
Inventories	1,765,735	—	1,765,735
Receivables from related parties	633,678	—	633,678
Prepaid expenses and other assets	52,790	—	52,790

Total current assets	16,556,141	(3,500,000)	13,056,141

Property, equipment and leasehold improvements, net	53,224,152	—	53,224,152
Other non-current assets, net	266,603	—	266,603

Total assets	$70,046,896	$(3,500,000)	$66,546,896

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$14,823,508	$—	$14,823,508
Payables to related parties	4,714,951	—	4,714,951
Accrued expenses	7,984,109	—	7,984,109
Taxes payable	5,436,041	—	5,436,041
Notes payable, current portion	8,321,298	—	8,321,298
Notes payable to related parties, current portion	4,027,650	—	4,027,650
Capital lease obligations, current portion	11,591,999	—	11,591,999
Capital lease obligations to related party, current portion	137,076	—	137,076

Total current liabilities	57,036,632	—	57,036,632

Lines of credit	8,450,000	—	8,450,000
Notes payable, less current portion	5,487,939	—	5,487,939
Notes payable to related parties, less current portion	2,087,241	—	2,087,241
Capital lease obligations, less current portion	532,805	—	532,805
Capital lease obligations to related party, less current portion	31,042,859	—	31,042,859

Total liabilities	104,637,476	—	104,637,476

Commitments and contingencies

Partners’ Capital (Deficit)
General Partner	(35,215,846)	35,215,846	—
Limited Partners, 648 units authorized, issued and outstanding	625,266	(625,266)	—

Total Partners’ Capital (Deficit)	(34,590,580)	34,590,580	—

Shareholders’ Equity (Deficit)
Preferred, par value $0.001, 20,000,000 shares authorized, 3,000 shares issued and outstanding	—	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 152,501,259 shares issued and outstanding	—	152,501	152,501
Additional paid-in-capital	—	12,068,748	12,068,748
Accumulated deficit	—	(50,311,832)	(50,311,832)

Total shareholders’ deficit	—	(38,090,580)	(38,090,580)

Total liabilities and shareholders’ equity (deficit)	$70,046,896	$(3,500,000)	$66,546,896

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The effect of the restatements on our consolidated statement of operations for the year ended December 31, 2010 is as follows:

	As Previously
	Reported	Adjustments	Restated
Revenues
Patient service revenues, net of contractual adjustments	$55,929,507	$—	$55,929,507
Other revenues	205,042	—	205,042

Total revenues	56,134,549	—	56,134,549

Operating expenses
Salaries, wages and benefits	19,902,304	—	19,902,304
Medical supplies	11,314,219	—	11,314,219
Management fees-related party	2,597,546	—	2,597,546
General and administrative expenses (includes related party expenses of $5,613,847)	11,347,868	—	11,347,868
Provision for bad debts	2,939,321	500,000	3,439,321
Gain on extinguishment of liabilities	(2,781,917)	—	(2,781,917)
Depreciation and amortization (includes related party expenses of $685,162)	6,952,007	—	6,952,007

Total operating expenses	52,271,348	500,000	52,771,348

Operating income	3,863,201	(500,000)	3,363,201

Other expense
Interest expense (includes related party interest expense $2,555,782)	(4,782,168)	—	(4,782,168)

Loss before income tax	(918,967)	(500,000)	(1,418,967)
Income tax expense	300,000	—	300,000

Net loss	$(1,218,967)	$(500,000)	$(1,718,967)

Basic and diluted loss per share data:

Basic and diluted loss per share	N/A	N/A	$(0.01)

Basic and diluted weighted average shares outstanding	N/A	123,583,509	123,583,509

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The effects of the restatements on our consolidated statement of cash flows for the year ended December 31, 2010 is as follows:

	As Previously
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(1,218,967)	$(500,000)	$(1,718,967)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,952,007	—	6,952,007
Bad debt expense	2,939,321	500,000	3,439,321
Loss on disposal of property and equipment	10,170	—	10,170
Gain on extinguishment of liabilities	(2,781,917)	—	(2,781,917)
Net changes in operating assets and liabilities:
Accounts receivable	(4,624,256)	—	(4,624,256)
Related party receivables and payables	(595,627)	—	(595,627)
Inventories	(540,495)	—	(540,495)
Prepaid expenses and other assets	(37,782)	—	(37,782)
Accounts payable, accrued expenses and taxes payable	2,948,352	—	2,948,352

Net cash provided by operating activities	3,050,806	—	3,050,806

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(276,516)	—	(276,516)

Net cash used in investing activities	(276,516)	—	(276,516)

Cash flows from financing activities:
Redemption of Partnership Units	(50,000)	50,000	—
Capital contributions and Partnership Unit offerings	3,830,000	(3,830,000)	—
Redemption of common stock	—	(50,000)	(50,000)
Issuance of common stock	—	3,830,000	3,830,000
Borrowings under notes payable	519,982	—	519,982
Payments on notes payable	(1,148,782)	—	(1,148,782)
Borrowings under notes payable to related party	130,000	—	130,000
Payments on notes payable to related party	(924,581)	—	(924,581)
Payments on capital leases	(2,776,475)	—	(2,776,475)
Payments on capital leases obligation to related party	(64,320)	—	(64,320)

Net cash used in financing activities	(484,176)	—	(484,176)

Net increase in cash and cash equivalents	2,290,114	—	2,290,114
Cash and cash equivalents:
Beginning of period	1,640	—	1,640

End of period	$2,291,754	$—	$2,291,754

Supplemental disclosures of cash flow information:
Interest paid	$3,829,791	$—	$3,829,791
Supplemental noncash investing activities:
Property and equipment additions financed	$682,704	$—	$682,704
Supplemental noncash financing activities:
Transfer of accrued interest to capital lease obligation	$476,014	$—	$476,014
Assumption of notes payable with a corresponding related party note receivable	$100,000	$—	$100,000

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The effects of the restatements on our consolidated statements of shareholders' equity for the year ended December 31, 2010 is as follows:

		Limited
	General Partner	Partners	Total
Balance, January 1, 2010 (Previously reported)	$(34,789,208)	$(2,362,405)	$(37,151,613)
Partnership Unit Offerings	—	3,700,000	3,700,000
Capital Contributions	—	130,000	130,000
Redemption of Partnership Units	—	(50,000)	(50,000)
Net Loss	(426,638)	(792,329)	(1,218,967)

Balance (Deficit), December 31, 2010 (Previously reported)	$(35,215,846)	$625,266	$(34,590,580)

	Preferred		Common		Additional		Total
	Stock		Stock		Paid-in	Accummulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2010 (Restated)	3,000	$3	123,293,205	$123,293	$8,317,956	$(48,592,865)	$(40,151,613)
Net loss	—	—	—	—	—	(1,718,967)	(1,718,967)
Redemption of common stock in November 2010	—	—	(173,632)	(174)	(49,826)	—	(50,000)
Issuance of common stock in November 2010	—	—	603,937	604	129,396	—	130,000
Issuance of common stock in December 2010	—	—	28,777,749	28,778	3,671,222	—	3,700,000

Balance, December 31, 2010 (Restated)	3,000	$3	152,501,259	$152,501	$12,068,748	$(50,311,832)	$(38,090,580)

NOTE 3 – GOING CONCERN

The Company had a net loss of $2,571,195 and net cash used in operating activities of $2,542,046 for the year ended December 31, 2011. In addition, the Company had a negative working capital of $58,500,639 and held cash and cash equivalents of $538,018 at December 31, 2011. The cash used in operations and negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months. In January 2011, the Company completed a $7.1 million capital raise with the funds being used to repay payroll taxes and other liabilities. Additionally, the Company has converted certain shareholders’ debt to equity, has obtained extensions for certain bank debt maturities and is currently working with certain vendors to extend repayment terms. Further, management believes that the March 28, 2011 merger transaction with SeaBridge has created additional opportunities to raise capital in the public markets and as in current negotiations with investors and banks to raise capital and secure additional financing. Effective April 13, 2012, the Company entered into Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate of 33,571,429 shares of common stock at a purchase price of $0.14 per share. The aggregate purchase price to be paid by the Purchasers for the common stock will be $4,700,000. These shares will be issued without registration and reliance on the exemption and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company plans to use the proceeds to pay tax payments, certain outstanding loan balances, certain capital lease settlements and for working capital purposes.

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

NOTE 4 – ACQUISITIONS

TrinityCare

On June 28, 2011, UGHS, through wholly-owned subsidiaries, agreed to acquire 100% of the assets and assumed certain of the liabilities of the TrinityCare Facilities and separately agreed to acquire 51% of the ownership interests of TrinityCare Senior Living, LLC ( “TrinityCare Senior Living, LLC”). The acquisitions contemplated by these agreements were completed effective June 30, 2011 (the “Closing Date”). The TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Senior Living, LLC is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The TrinityCare Facilities and TrinityCare Senior Living, LLC are sometimes referred to collectively as “TrinityCare.” The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The total purchase consideration for the TrinityCare Facilities was $17,898,735, consisting of: 1) $1,407,546 cash payable on August 30, 2011; 2) $2,815,089 in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 14,395,895 shares of its Common Stock, par value $0.001 per share (the "UGHS Common Stock"), valued at $13,676,100. The total purchase consideration was based upon a fair market valuation of TrinityCare determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm. As of December 31, 2011, the outstanding balance of the cash payable for the acquisitions was $1,007,380.

At June 30, 2011, in connection with the acquisition of the TrinityCare Facilities, the Company deposited 2,917,805 of its shares into an escrow account (the "Escrow Shares"). At that time, the Company agreed to release the Escrow Shares to the sellers of the TrinityCare Facilities on June 30, 2012 based on the TrinityCare Facilities’ Earnings Before Interest, Depreciation, Amortization and Management Fees ("EBITDAM") (determined in good faith by UGHS) generated by the assets acquired for the twelve months ending June 30, 2012. Under the agreement, fifty percent (50%) of the Escrow Shares would be released if EBITDAM exceeded the lower threshold specified in the acquisition agreements, and one hundred percent (100%) would be released if the EBITDAM exceeded the highest threshold specified in the acquisition agreements. As of the acquisition date, the Company believed that the issuance of 100% of the Escrow Shares was probable and therefore recorded of $2,771,915 fair value of the Escrow Shares as of the date of acquisition. The Company evaluated the Escrow Shares as of December 31, 2011 based on the TrinityCare Facilities’ achievement of meeting its earnings targets as it relates to the Escrow Shares. In making this determination, the Company considered EBITDAM generated to date along with the forecasted EBITDAM projected for the duration of the measurement period. Based on its evaluation of the fair value of the Escrow Shares, the Company concluded that no adjustment was necessary as of December 31, 2011. As stated above, on October 14, 2011, the Company agreed to release the Escrow Shares to the sellers as additional consideration for their agreements to extend to due dates for the cash portion of the purchase price payable for the acquisitions of the TrinityCare Facilities.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The following table summarizes the considerations paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

Assets
Current assets	$734,658
Property and equipment	29,893,564
Other noncurrent assets	2,031,967
Goodwill	9,727,426

Total assets acquired	$42,387,615

Liabilities
Accounts payable and accrued expenses	$827,603
Deferred revenue	24,375
Notes payable, current portion	6,830,976
Notes payable, less current portion	11,655,780

Total liabilities assumed	$19,338,734

Assets acquired less liabilities assumed	$23,048,881

Less: fair value attributable to noncontrolling interest	(5,150,146)

Total purchase consideration	$17,898,735

Goodwill includes goodwill attributable to both the Company’s and noncontrolling interest. The fair value of goodwill attributable to noncontrolling interest was estimated to be approximately $5,150,146 and was based on the purchase price the Company paid for its 51% ownership interest of TrinityCare Senior Living, LLC. The goodwill balance is primarily attributable to TrinityCare’s assembled workforce and the expected synergies and revenue opportunities when combining the senior living communities with the Company’s integrated healthcare network.

On June 30, 2011, separate and apart from the TrinityCare acquisitions, the Company through wholly-owned subsidiaries entered into Profit Participation Agreements (“Profit Agreements”) with one of the minority members (“Member”) of each of the Sellers of the TrinityCare Facilities. Pursuant to the Profit Agreements, through which the Company granted a 10.0% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements for each of the facilities in exchange for specified future and on-going duties and services to be provided by the Member for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year.

Autimis

On June 30, 2011, through wholly-owned subsidiaries, we executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimis”), pursuant to which we acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Prior to the acquisition, Autimis had provided billing, coding and other revenue cycle management services to UGH since September 2009 under separate service agreements. We acquired Autimis to further its integrated regional diversified healthcare network. We have included the financial results of Autimis in the consolidated financial statements from the date of acquisition. Autimis is included in the Support Services segment.

The total purchase consideration for Autimis was approximately $8,280,000, consisting of the issuance by UGHS of 9,000,000 shares (the “Autimis Stock Consideration”) of the Company’s Common Stock. Following completion of the Autimis acquisition, Sellers of Autimis owned approximately 3.3% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of Autimis determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

The following table summarizes the considerations paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

Assets
Current assets	$132,847
Property and equipment	92,537
Intangible asset-software	1,200,000
Goodwill	7,067,321

Total assets acquired	$8,492,705

Liabilities
Accounts payable and accrued expenses	$212,705

Total liabilities assumed	$212,705

Total purchase consideration	$8,280,000

Current assets with aggregate fair value of $132,847 include accounts receivable with fair value of $119,382. The goodwill of $7,067,321 is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions. The Company identified intangible assets associated with software and assigned the fair value of $1,200,000. The estimated useful life associated with software was 10 years.

Sybaris

On December 31, 2011, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with The Sybaris Group, LLC (“Sybaris”), pursuant to which the Company acquired the business assets and properties of Sybaris. Sybaris is a hospitality service provider and facilities management company. Sybaris provides environmental, food and nutrition, and facilities management services to twelve clients in the Houston metropolitan area, including University General Hospital. The quality of services provided by Sybaris will contribute to the success of our growth strategy and allow us to continue providing concierge-level services to our patients and physicians as we expand into new markets, and contribute to our bottom line, which is of paramount interest to our shareholders. The Company has included the financial results of Sybaris in the consolidated financial statements from the date of acquisition. Sybaris is included in the Support Services segment.

The total purchase consideration for Sybaris was approximately $1,400,000, consisting of the issuance by UGHS of 5,000,000 shares (the “Sybaris Stock Consideration”) of the Company’s Common Stock. Following completion of the Sybaris acquisition, Sybaris owned approximately 1.8% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of Sybaris determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

The following table summarizes the considerations paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

Assets
Current assets	$66,841
Property and equipment	38,881
Goodwill	1,504,563
Total assets acquired	$1,610,285

Liabilities
Accounts payable and accrued expenses	$140,844
Notes payable, current portion	7,126
Notes payable, less current portion	62,315

Total liabilities assumed	$210,285

Total purchase consideration	$1,400,000

The total current assets with aggregate fair value of $66,841, include cash and prepaid insurance, approximates fair value because of the relatively short maturity of these instruments. The goodwill of $1,504,563 is deductible for income tax purposes. The goodwill balance is primarily attributable to Sybaris’ assembled workforce and the expected synergies and revenue opportunities when combining the hospitality service and facilities management of Sybaris within the Company’s integrated solutions.

The pro-forma information below for the years ended December 31, 2011 and 2010 gives effect to the acquisitions of TrinityCare, Autimis and Sybaris as if the acquisitions had occurred on January 1, 2010. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	December 31,
	2011	2010
Revenues	$77,050,133	$63,146,905
Income (loss) from operations	3,429,303	1,430,369
Net loss attributable to the Company	(2,181,644)	(1,785,323)
Basic loss per share	(0.01)	(0.01)

NOTE 5 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, leasehold improvements and related accumulated depreciation and amortization are summarized as follows at December 31, 2011 and 2010:

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

	December 31,
	2011	2010
Land and improvements	$1,446,356	$—
Buildings	54,497,181	27,406,478
Machinery and equipment	31,290,456	29,439,203
Leasehold improvements	21,517,938	21,348,505
Computer equipment and software	3,687,553	3,493,265

	112,439,484	81,687,451
Less: accumulated depreciation and amortization	35,426,601	28,463,299

Total	$77,012,883	$53,224,152

Depreciation expense (excluding assets under capital lease) during the years ended December 31, 2011 and 2010 was $4,919,801 and $2,738,467, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31,
	2011	2010
Accrued property taxes	$1,861,833	$1,622,926
Accrued salary and vacation	1,672,028	999,432
Self-insurance liability	498,658	492,132
Accrued legal fees and liabilities	873,407	791,161
Accrued franchise tax	764,243	928,040
Accrued interest	586,472	1,263,181
Accrued penalty fees	520,053	841,464
Medicare cost report reserve	—	525,630
Other	740,246	520,143

	$7,516,940	$7,984,109

NOTE 7 — DEBT OBLIGATIONS

Lines of Credit

On July 9, 2008, UGH LP entered into an Amended and Restated Line of Credit Agreement for a $7,000,000 secured revolving credit facility with interest rate of 6.0% that matures on April 15, 2012. This Amended and Restated Line of Credit Agreement amends and restates the Company’s former Line of Credit Agreement of $8,000,000 dated March 27, 2006, which was set to mature on April 30, 2011. On September 1, 2006, UGH GP entered into another line of credit agreement for a $1,500,000 secured revolving credit facility with interest rate of 8.0% originally maturing April 30, 2011. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit from April 30, 2011 to April 15, 2012. Loans under these lines of credit are secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The lines of credit contain various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the line of credit agreements. The Company was not in compliance with certain of the financial covenants contained in the lines of credit agreements at December 31, 2011; however, the financial institution waived such non-compliance covenants subsequent to December 31, 2010. The Company has classified the lines of credit as short-term liabilities at December 31, 2011 and long-term liabilities at December 31, 2010 in the Consolidated Balance Sheets. As of December 31, 2011 and 2010, the Company had outstanding balances on the lines of credit of $8,451,025 and $8,450,000, respectively. The Company recognized interest expense on the lines of credit of $513,997 and $516,869 during 2011 and 2010, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Notes Payable

The Company’s third party notes payable and assumed from TrinityCare and Sybaris acquisitions consisted of the following:

	December 31,
	2011	2010
Note payable, maturing on April 15, 2012, interest rate of 6.0% at December 31, 2011	$5,150,000	$7,200,000
Note payable, maturing on April 27, 2012, interest rate of 18.0% at December 31, 2011	2,000,000	—
Note payable, maturing on June 30, 2012, interest rate of 6.34% at December 31, 2011	403,302	—
Note payable to Siemens, maturing on 5/31/13, interest rate of 6.0% at December 31, 2011	3,451,555	—
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5%	818,776	507,295
Non-interest bearing note payable due on demand, note was paid in full in January 2011	—	250,695
Notes payable, due on demand, interest rate of 5.25% at December 31, 2011	1,404,063	1,604,063
Notes payable, no fixed maturity date, interest rate of 5.0% at December 31, 2011	2,250,000	2,561,623
Note payable, due on demand, interest rate of 15.0% at December 31, 2011	—	300,000
Note payable, due on demand, interest rate of 3.25% at December 31, 2011	982,079	982,079

Various notes payable, due on various dates, interest rates ranging from 0.0% to 6.25% at December 31, 2011	132,708	403,482

Notes payable assumed from TrinityCare and Sybaris acquisitions in 2011:
Note payable to Founders Bank , maturing on March 31, 2012, interest rate of 6.5% at December 31, 2011	434,626
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at December 31, 2011	6,170,366
Mortgage payable to Trustmark National Bank, maturing on May 31, 2012, interest rate of 5.0% at December 31, 2011	5,311,654
Mortgage payable to Citizens National Bank of Sevierville, maturing on July 13, 2012, interest rate of 6.5% at December 31, 2011	5,777,268
Subordinated promissory notes issued in connection with TrinityCare acquisition, matururing on June 30, 2013, interest rates of 6% at December 31, 2011	2,815,089
Various notes payable, bearing interest ranging from 6.0% to 10.5%, maturing in June 2012	340,319

Total debt	$37,441,805	$13,809,237
Less: current portion	(28,982,331)	(8,321,298)

Total debt, less current portion	$8,459,474	$5,487,939

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As a result, the Company classified the amount due in 2012 as short-term at December 31, 2011 and long-term at December 31, 2010. At December 31 2011 and 2010, the total outstanding balance of these notes was $5,150,000 and $7,200,000, respectively.

Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 31, 2011, $2,000,000 was outstanding under the note purchase agreement.

On September 30, 2011, the Company entered into a $714,162 finance agreement with a third-party financial institution, bearing interest at a rate of 6.34% and will be repaid in monthly payments of $61,097 over a period of nine months beginning on October 30, 2011. The purpose of this finance agreement is to purchase general liability and malpractice insurance policies for the Company. As of December 31, 2011, the outstanding balance on this finance agreement was $403,302.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013. As of December 31, 2011, the outstanding balance was $3,451,555. (See Note 11).

The Company entered into various loans due to Medicare related to overpayment for Medicare Services. The loans bear interest rates ranging from 11.0% to 11.5% and will be repaid in monthly installments of $72,500. As of December 31, 2011 and 2010, the outstanding balance on this finance agreement was $818,776 and $507,295, respectively.

In December 2006, the Company entered into a $2,000,000 promissory note with a third-party financial institution, bearing interest at a rate of 5.25% and initially was to be repaid in monthly installments over twelve months. The note was modified on December 13, 2007 into two separate notes requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At December 31, 2011 and 2010, the amount outstanding on these notes was $1,404,063 and $1,604,063, respectively.

On December 22, 2011, the Company entered into a compromise and settlement agreement with Texas Community Bank (“Texas Community”) with respect to an approximately $2.6 million promissory note. Under the terms of the agreement, Texas Community agreed to reduce the principal balance from $2,401,950 to $2,350,000 and forgive all past due interest, late fees and penalties accruing through the date of the agreement. The agreement further provides that effective January 1, 2012, the interest rate is reduced by 200 basis points (or 2.0%) per year until such amount is paid in full. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. The outstanding balance on these notes was $2,250,000 as of December 31, 2011.

In November 2006, the Company entered into a $1.0 million promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At December 31, 2011 and 2010, the amount outstanding on this note was $982,079.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At December 31, 2011, the amount outstanding on this note was $2,815,089.

The Company recognized total interest expense on all of its notes payable of $1,456,080 and $858,976 during 2011 and 2010, respectively. The Company accrued interest payable of $469,285 and $206,205 as of December 31, 2011 and 2010, respectively.

Total principal payment obligations relating to the Company’s third party notes payable and notes payable assumed from TrinityCare acquisition for the next five years and thereafter are as follows:

Principal
Payments
2012	$28,982,331
2013	2,426,710
2014	80,245
2015	84,982
2016	90,001
Thereafter	5,777,536

Total	$37,441,805

See further discussion regarding the related party notes payable in Note 9.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 8 —LEASE OBLIGATIONS

Capital Leases

The Company has nine capital lease obligations with four financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $27,245,221 at December 31, 2011. These capital lease obligations have stated interest rates ranging from 6.3% to 17.2%, are payable in 13 to 360 monthly installments, and mature between March 15, 2012 and July 30, 2036. As of December 31, 2010, the Company had 20 capital lease obligations with ten finance companies with an aggregate asset net book value of $32,382,310. As of December 31, 2011 and 2010, the Company had capital lease obligations of $37,021,438 and $43,304,739, respectively. Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at December 31, 2011, are summarized as follows:

	Related Party	Third Party
	Leases	Leases	Total
2012	$2,323,333	$7,803,436	$10,126,769
2013	2,323,333	53,472	2,376,805
2014	2,323,333	—	2,323,333
2015	2,323,333	—	2,323,333
2016	2,395,937	—	2,395,937
Thereafter	54,816,807	—	54,816,807

Total minimum lease payments	$66,506,076	$7,856,908	$74,362,984
Less amounts representing interest	35,463,217	1,878,330	37,341,547

Present value of minimum lease payments	31,042,859	5,978,578	37,021,437
Less current portion	239,409	5,943,685	6,183,094

Long-term portion	$30,803,450	$34,893	$30,838,343

The Company violated a capital lease debt covenant with a third party and recorded all of the related capital lease obligation of $5,706,156 and $6,687,253 as a current liability as of December 31, 2011 and 2010, respectively.

See further discussion regarding the related party capital lease obligation in Note 9.

Operating Leases

The Company leases certain space under operating leases expiring in 2015. The total monthly lease payment is $17,711. Rent expense for operating leases for 2011 and 2010 was $348,908 and $698,828, respectively. Minimum rental commitments on long-term operating leases at December 31, 2011 are as follows:

Commitments
2012	$205,426
2013	194,317
2014	194,317
2015	194,317
2016	121,930

Total	$910,307

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 9 — RELATED PARTY TRANSACTIONS

Receivables from Related Parties

Receivables from related parties include employee advances and advances to affiliates consisted of the following:

	December 31,
	2011	2010
Receivable from shareholder of UGH GP	$438,820	$438,820
Receivable from Executive Officer	145,201	24,518
Receivable from Cambridge	74,743	170,340

Total receivables from related parties	$658,764	$633,678

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	December 31,
	2011	2010
Payable to APS	$—	$2,649,711
Payable to ASA	—	332,074
Payable to USS	—	16,843
Payable to Autimis	—	27,800
Payable to Sigma	—	39,446
Interest on notes payable to shareholders	1,560,581	1,248,118
Payable to SYBARIS	932,507	364,725
Payable to other related party entities	—	36,234

Total payables to related parties	$2,493,088	$4,714,951

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	December 31,
	2011	2010
Interest expense	$2,513,922	$2,555,782
Management fees	461,814	2,597,546
General and administrative expense	5,944,411	5,613,847
Amortization expense	685,162	685,162

Total	$9,605,309	$11,452,337

Related Party Capital Lease Obligation

Cambridge Properties (“Cambridge”) owns the land and building on which our hospital is located. Cambridge is one of the Company’s major shareholders. The Company has leased the hospital space from Cambridge pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant's option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that the Company pays its pro-rata share of the operating expenses. The obligations of the Company under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company. The Company has previously been in litigation with Cambridge concerning monetary default of certain rent obligations under the Lease Agreement. The Company has cured such defaults and makes periodic payment of rent as permitted by current cash flows requirements. Should the Company’s relationship with Cambridge deteriorate further, the Company will be required to devote additional resources to protect its rights under the Lease Agreement.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

As of December 31, 2011 and 2010, the Company recorded a related party capital lease obligation of $31,042,859 and $31,179,935, respectively. Additionally, the Company incurred amortization expense of $685,162 related to the hospital for each of the years ended December 31, 2011 and 2010. The interest expense related to the capital lease obligation was $2,091,703 and $2,096,920 for the years ended December 31, 2011 and 2010, respectively.

UGH LP had a related party receivable of $74,743 and $170,340 from Cambridge principally related to an overpayment of overhead allocation expenses during 2011 and 2010. During the years ended December 31, 2011 and 2010, UGH LP incurred overhead allocation expenses and parking expenses from Cambridge of $1,148,864 and $1,118,338, respectively. These expenses were recorded as general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.

Management Services Agreements

Certain shareholders of the Company have organized APS, a Texas limited liability company, as a service company. APS is one of the Company’s major shareholders. The Company and APS have entered into a management services agreement, pursuant to which APS provides management services to the Company’s hospital segment for an initial term of five years. Compensation under this agreement was based on 5.0% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011. The Company terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS valued at $1,000,000. The Company assumed APS’ loan obligations of approximately $740,000, and APS cancelled the receivable due from the Company approximately of $2,543,000. A gain of $803,000 was recorded on the transactions and included in gain on extinguishment of liabilities in the 2011 Consolidated Statement of Operations. The Company incurred the management services fee of $461,814 and $2,597,546 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had no outstanding related party payables to APS. As of December 31, 2010, the Company had related party payables to APS of $2,649,711 for management services fees of $2,476,211 and advance of $173,500.

Food Services, Plant Operations & Management, Environmental and Other Services Agreement

Prior to the acquisition of Sybaris, certain shareholders of the Company had organized Sybaris Group, LLC (“Sybaris”), a Texas limited liability company, as a service company. The Company and Sybaris have entered into a management services agreement, pursuant to which Sybaris provides food services, plant operations and management, environmental and other services to the hospital for an initial term of five years. Compensation under this agreement is based on (i) expense reimbursement for direct costs incurred by Sybaris, (ii) a general expense allowance of six percent (6.0%) of the direct costs incurred by Sybaris and (iii) a service fee of four percent (4.0%) of the direct costs incurred by Sybaris. Amounts payable to Sybaris under this agreement are adjusted annually based on cost of living and other customary adjustments.

On December 31, 2011, the Company, through wholly-owned subsidiaries, acquired certain assets and assumed certain of the liabilities of Sybaris. All accounts receivable of the Seller are specifically excluded from the acquisition and a majority of the accounts receivable balance is owed by the Company. The Company believes the terms of the transaction between Sybaris and the Company are fair, reasonable and reflects fair market value. The Company recorded $4,467,602 and $3,428,009 services fees to Sybaris for the years ended December 31, 2011 and 2010, respectively, which were recorded as general and administrative expenses and included in the Consolidated Statements of Operations. At December 31, 2011 and 2010, the Company has recorded related party payables to Sybaris of $932,507 and $364,725, respectively.

Other Related Party Transactions

Ascension Surgical Assistants (“ASA”) and Universal Surgical Staffing (“USS”) previously provided billing and collection services on behalf of the Company, but have ceased operations in 2009. As of December 31, 2011, the Company had no outstanding payables to ASA and USS. The Company recorded the related party payables owed to ASA of $332,074 and to USS of $16,843 as a result of advances provided to the Company as of December 31, 2010.

The Company also makes advances to and receives advances from certain other entities. At December 31, 2011 the Company had neither receivable nor payable from other entities. At December 31, 2010, the Company had a payable of $36,234 to these entities. In addition, as of December 31, 2011 and 2010, a shareholder of the Company owes $438,820 for advance. The advance is non-interest bearing and due upon demand and collaterized by shares of the Company with value in excess of amounts owed.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The Company received and issued non-interest bearing advances from an executive officer for working capital purposes. At December 31, 2011 and 2010, the Company had receivables of $145,201 and $24,518 from executive officer, respectively.

Certain shareholders of the Company have organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the years ended December 31, 2011, and 2010, UGH LP incurred total service expenses of $327,945 and $222,186, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2011, the Company had no outstanding related party payables to Sigma. As of December 31, 2010, the Company had related party payables to Sigma of $39,446. The Company believes that these payments to Sigma are fair and reasonable.

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	December 31,
	2011	2010
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,923,000	$1,923,000
Notes payable to shareholder, due on demand, non-interest bearing	84,962	482,461
Trinity notes payable to a shareholder, due on demand, non-interest bearing	263,499	—
Note payable to a shareholder, due on demand, interest rate of 15.0%, classified as third-party note payable at December 31, 2010	154,000	—
Note payable to a shareholder, monthly payment of $20,000 and maturing in 2017, non-interest bearing	370,000	—
Note payable to a shareholder, monthly payment of $20,000 and maturing 2017, interest rate of 2.43%, with a discount of $112,791 and $152,984 at December 31, 2011 and 2010, respectively	1,286,836	1,487,016
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0%	700,000	800,000
Various notes payable to shareholders, due on demand, interest rates ranging from 4.25% to 10.0%, paid in 2011	—	1,422,414

Total notes payable to related parties	$4,782,297	$6,114,891
Less: current portion	2,798,783	4,027,650

Notes payable to related parties, less current portion	$1,983,514	$2,087,241

Future principal payment obligations related to the Company’s related party notes payable at December 31, 2011 are as follows:

Principle
Payments
2012	$2,798,783
2013	395,854
2014	231,151
2015	226,578
2016	232,138
Thereafter	897,793

Total	$4,782,297

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of December 31, 2011 and 2010, the outstanding balance on this loan agreement was $1,923,000.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of December 31, 2011 and 2010, the total outstanding balance of these notes was $700,000 and $800,000, respectively.

Total accrued interest on notes payable to related parties was $1,560,581 and $1,248,118 at December 31, 2011 and 2010, respectively.

NOTE 10—BENEFIT PLAN

The Company maintains 401(k) Retirement Savings Plans for all employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. The Company provides discretionary matching contributions during the year. The Company did not make any contributions for 2011 and 2010.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Prexus

On December 4, 2009, Prexus Health Consultants, LLC and its affiliate, Prexus Health LLC (collectively, “Prexus”), sued UGH LP and Ascension Physician Solutions, LLC ("APS") in the 270th District Court of Harris County, Texas, Cause No. 2009-77474, seeking (i) $224,863 for alleged breaches of a Professional Services Agreement (the “PSA”) under which Prexus provided billing, coding and transcription services, (ii) $608,005 for alleged breaches of a Consulting Services Agreement (the “CSA”) under which Prexus provided professional management and consulting services, and (iii) lost profit damages for the remaining term of the agreements (UGH LP and APS terminated these contracts effective September 9, 2009). Prexus subsequently added additional claims seeking lost profits and other damages for alleged tortious interference of Prexus contracts. In October 2010, UGH LP and APS filed counterclaims against Prexus seeking $1,687,242 in damages caused by Prexus’ breach of the CSA.

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. We believe the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, we accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of December 31, 2011, which is included in the Consolidated Balance Sheets.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. The Company will have an on-going relationship with Siemens. As of December 31, 2011, the Company accrued the present value of this unpaid claim of $3,451,555 in the Consolidated Balance Sheets.

UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has filed a timely appeal and suspended enforcement of the agreement judgment pending such appeal.

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service (the “IRS”) past due payroll taxes. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis. In August 2011, UGH LP entered into an installment agreement with the IRS pursuant to which UGH LP paid $165,000 per month towards satisfaction of the outstanding balance for various quarters in 2009. In March 2012, this agreement was terminated and the outstanding balance thereafter has been paid in full. At December 31, 2011 and December 31, 2010, UGH LP accrued $4,171,826 and $5,436,041, respectively.

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

Emergency Center and UGH LP also entered into a management services agreement whereby the Emergency Center provides ongoing administrative and management services to UGH LP for this department. All agreements have an initial term of two years beginning February 25, 2011, plus automatic renewal options for additional one year periods. In consideration for such services, UGH LP pays an agreed percentage of all revenue received for each Emergency Center patient less the lease expenses and other expenses for these operations as defined in the agreement.

UGH LP also retains an exclusive right of first refusal for the purchase of the Emergency Center business during the term of the management services agreement and 12 months following any termination of that agreement. Effective February 10, 2012, both parties have mutually agreed to terminate this agreement.

NOTE 12 — EQUITY

Common Stock Offerings

On February 15, 2011, prior to the closing of the Merger, the Company entered into Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company sold to the Purchasers in the aggregate 56,805,787 shares of common stock at a purchase price of approximately $0.13 per share. The aggregate purchase price paid by the Purchasers for the common stock was $7,250,000 and included a stock subscription receivable of $152,000, which is non-interest bearing due on demand. The Company used the proceeds to pay tax payments, certain outstanding loan balances, and certain capital lease settlements, and for working capital purposes. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. The Company used the proceeds for working capital purposes. The promissory notes are due on March 1, 2021. The promissory notes bear interest rate at 4.0%, and the accrued interest shall be paid in full on the date on which the final principal payments on these notes are made. The executives shall prepay a portion of the promissory notes equal to the amount of all cash proceeds the Executives receive in connection with his ownership, disposition, transfer or sales of the Executive Securities.

At December 31, 2011, the outstanding stock subscription receivable balance was $2,152,000 and accrued $67,068 of interest income related to these notes.

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

Issuance of Common Stock to Affiliate for Termination of Service Agreement

Certain shareholders of the Company organized APS as a hospital management company. In September 2006, UGH LP and APS have entered into a Management Services Agreement (the "Management Agreement"), pursuant to which APS provided management services to UGH LP. In consideration for such services, UGH LP was obligated to pay APS a management fee of 5.0% of the net revenues of the Hospital. Net revenues are defined in the Management Agreement as the Hospital's gross revenues, less adjustments for special contractual rates, charity work and an allowance for uncollectible accounts, all determined in accordance with generally accepted accounting principles.

On February 28, 2011, prior to the Merger, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS valued at a purchase price of $1,000,000. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.

Series B Preferred Stock

On March 10, 2011, the Company issued 3,000 shares of Series B Preferred Stock to Hassan Chahadeh, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of our voting rights. Therefore, Hassan Chahadeh retains the voting power to approve all matters requiring shareholder approval and has significant influence over our operations. This preferred issuance has no economic value.

Issuance of Common Stock in connection with the TrinityCare acquisition

On June 28, 2011, the Company issued 12,895,895 shares of its common stock in connection with the acquisition of Trinity Care at a price of $0.95 per share. On the closing date, 9,978,090 shares were delivered to the sellers of TrinityCare and 2,917,805 shares were deposited into an escrow account to be released to the sellers one year after the closing date, subject to certain performance measurement criteria specified in the acquisition agreements. These Escrow Shares were released and delivered to the sellers of TrinityCare on October 14, 2011.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

On July 1, 2011, the Company amended the purchase agreement for the TrinityCare LLC acquisition to increase the purchase price payable to the sellers. The Company issued an additional 1,500,000 shares of its common stock at a price of $0.95 per share. See further discussion on the TrinityCare acquisition in Note 4.

Sigma Opportunity Fund, LLC purchased from the Company 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition to assist in the financing of the acquisition of the TrinityCare, and the retirement of certain debt, the Company entered into a note purchase agreement with Sigma Opportunity Fund, LLC (the “Service Provider”) on October 27, 2011.

Issuance of Common Stock in connection with the Autimis acquisition

On June 30, 2011, the Company issued 9,000,000 shares of its common stock in connection with the acquisition of Autimis at a price of $0.92 per share. See further discussion on the Autimis acquisition in Note 4.

Exchange of Profit Interest for Common Stock

Effective August 10, 2009, the Company entered into an agreement with a debtor to terminate and replace an existing note payable with 1.0% of the Company’s Profit Interest, and a term note payable of $20,000 monthly payment for 99 months. At March 28, 2011, in conjunction with the merger, the 1.0% profit interest was exchanged for 2,204,000 shares of common stock of the Company. Pursuant to the terms of the Merger, these shares are subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger.

Issuance of Common Stock in connection with the Sybaris acquisition

On December 31, 2011, the Company issued 5,000,000 shares of its common stock in connection with the acquisition of Sybaris at a price of $0.28 per share. See further discussion on the Sybaris acquisition in Note 4.

NOTE 13 – GAIN ON EXTINGUISHMENT OF LIABILITIES

During 2011 and 2010, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the years ended December 31, 2011 and 2010, the Company recognized a gain on extinguishment of liabilities of $4,441,449, of which $2,270,160 of the gain was related to the Siemens settlement referenced in Note 11, and $2,781,917, respectively.

NOTE 14— INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Until the merger in March 2011, the Company was structured as partnerships, with all federal income tax liabilities and benefits passed through to the partners. However, the partnerships were subject to the Texas margin taxes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 are as follows:

December 31, 2011
Deferred tax assets
Net operating loss carry-forwards	$1,072,085
Allowance for doubtful accounts	2,757,428
Accrued compensated absences	417,398
Related party accruals	972,304

5,219,215
Deferred tax liabilities:
Depreciation and amortization	(2,941,380)

(2,941,380)
Valuation allowance	(2,277,835)

Net deferred tax assets	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2011 due to the following:

December 31, 2011
Book income	$(1,002,766)
Meals and entertainment	35,293
Penalties	490,266
Gain on extinguishment of debt	(1,732,165)
Liabilities to related parties	293,757
Accrued compensated absences	154,194
Allowance for doubtful accounts	600,549
Depreciation	88,787
Valuation allowance	1,072,085
Texas state income tax	443,862

Income tax expense	$443,862

The Company has net operating loss carryforwards for income tax purposes of approximately $5,900,000 which, if not utilized, will expire in varying amounts between 2012 and 2031. Of these net operating loss carry-forwards, $3,147,000 will be limited in accordance with Section 382 of Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation’s ability to utilize net operating loss carry-forwards if it experiences an “ownership change”. In general terms, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our net operating loss carry-forwards would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused net operating loss carry-forwards in excess of the annual limitation may be carried over to later years. The Company may be subject to the limitations under Section 382 as it intends to complete additional acquisitions in 2012 and future years.

The Company did not recognize tax benefit for the year ended December 31, 2011 because the potential tax benefit is offset by a valuation allowance of the same amount.

The Company is subject to taxation primarily in the United States and Texas. Although the outcome of the tax audits is uncertain, the Company has concluded that there were no significant uncertain tax positions, as defined by ASC No. 740-10, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, requiring recognition in its financial statements. However, the Company may, from time to time, be assessed interest and/or penalties. In the event the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as income tax expense.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $443,862 and $300,000 in state income tax expense for the years ended December 31, 2011 and 2010, respectively.

NOTE 15 – SEGMENT INFORMATION

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial statement is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is composed of the chief executive officer, chief financial officers and members of senior management.

The Company operates in three lines of business—(i) as a hospital, (ii) as a senior living care community, and (iii) as a support services company. These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011, discussed in Note 4, the Company changed its reportable segments as follows:

(i)	Hospital. The Company provides a full array of services including inpatient and outpatient medical treatments and surgeries, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, as well as other ancillary services. The Company also provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital, our 69 bed acute care hospital in Houston, as well as other clients not affiliated with the Company. Our food and support services group provides a number of interrelated service including food, hospitality and facility services for businesses and healthcare facilities.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The following table presents selected financial information for the Company’s operating segments:

	For the Year Ended December 31,
	2011	2010
Revenues
Hospital	$68,379,894	$56,134,549
Senior living	3,661,450	—
Support Services	1,386,838	—
Intersegment revenues	(921,199)	—

Total revenues	$72,506,983	$56,134,549

Depreciation and amortization
Hospital	$6,686,877	$6,952,007
Senior living	572,167	—
Support Services	77,666	—

Total depreciation and amortization	$7,336,710	$6,952,007

Operating income from operations
Hospital	$2,397,901	$3,363,201
Senior living	87,326	—
Support Services	8,857	—
Intersegment income	—	—

Total operating income	$2,494,084	$3,363,201

Capital expenditures
Hospital	$682,734	$276,516
Senior living	113,925	—
Support Services	34,448	—

Total capital expenditures	$831,107	$276,516

	As of December 31,
	2011	2010
Total segment assets
Hospital	$62,233,413	$66,546,896
Senior living	42,416,144	—
Support Services	10,018,368	—

Total assets	$114,667,925	$66,546,896

NOTE 16 – SUBSEQUENT EVENTS

Effective March 7, 2012, the Company has entered into an agreement to acquire an ambulatory surgical center (the “ASC”) in Baytown, Texas, the fourth-largest city in the Houston metropolitan area. The ASC was acquired for a seller’s note and the assumption of certain equipment financing commitments. This closing of the acquisition is subject to certain conditions, including consent of certain third parties and licensure of the ASC. The center is expected to perform over 3,100 procedures during its first years of operations. Primary procedures at the ASC will include gastroenterology and pain management. The ASC will be co-managed with Jacinto Medical Group, P.A., a prominent multi-specialty group of physicians operating in Baytown. The Company expects the ASC to contribute approximately $12 million in net patient revenue, along with a projected EBITDA of approximately $5 million, during its first year of operations. The ASC will operate as a hospital outpatient department (HOPD) of the Company's hospital segment, which is located near the Texas Medical Center in Houston, Texas.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Effective March 12, 2012, the Company announced an agreement with NeWeigh for expansion of bariatric services. The Company has finalized a three-year agreement with Vital Weight Control, Inc. (the “NeWeigh”), a pioneer in surgical weight loss. NeWeigh, a patient advocacy group, was founded in 1991. Its mission was to provide a multi-disciplinary program to assist people who desired treatment for morbid obesity. NeWeigh's services include motivational support; access to psychological and dietary counseling; non-medical, medical and surgical treatment options; and pre- and post-operative support groups. Additionally, NeWeigh offers assistance to those who are seeking insurance approval for treatment of this condition. Based upon historical data, the Company anticipates that University General Hospital will substantially increase the number of bariatric surgeries and other related procedures once the NeWeigh program is fully implemented, resulting in an increase in revenue for the hospital. Moreover, no additional immediate outlay of capital is anticipated by the Company, as University General Hospital is fully equipped for bariatric procedures at the present time. Since August 2007, University General Hospital has been designated as a Bariatric Surgery Center of Excellence by the American Society of Metabolic Bariatric Surgery.

Effective April 13, 2012, the Company entered into Subscription Agreements with certain strategic accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers in the aggregate of 33,571,429 shares of common stock at a purchase price of $0.14 per share. The aggregate purchase price to be paid by the Purchasers for the common stock will be $4,700,000. These shares will be issued without registration and reliance on the exemption and Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company plans to use the proceeds to pay tax payments, certain outstanding loan balances, certain capital lease settlements and for working capital purposes.