Form 10-Q
period 2012-03-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2012-05-10
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-54064

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

(Exact name of registrant as specified in its charter)

NEVADA	71-0822436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Fannin Street, Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 375-7100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, there were 319,390,226 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$423,894	$538,018
Accounts receivable, less allowance for doubtful accounts of $8,479,365 and $7,070,327	11,480,073	10,913,361
Inventories	1,897,444	1,908,177
Receivables from related parties	584,021	658,764
Prepaid expenses and other assets	960,576	1,275,104

Total current assets	15,346,008	15,293,424

Investments in unconsolidated affiliates	687,323	687,323
Property, equipment and leasehold improvements, net	76,241,012	77,012,883
Intangible asset	1,110,000	1,140,000
Goodwill	18,299,310	18,299,310
Other non-current assets, net	1,964,611	2,234,985

Total assets	$113,648,264	$114,667,925

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$10,680,342	$11,874,720
Payables to related parties	2,507,940	2,493,088
Accrued expenses	8,841,149	7,516,940
Accrued acquisition cost	1,007,380	1,007,380
Taxes payable	4,943,678	4,171,826
Deferred revenue	349,322	314,876
Lines of credit	8,451,025	8,451,025
Notes payable, current portion	27,298,071	28,982,331
Notes payable to related parties, current portion	2,754,455	2,798,783
Capital lease obligations, current portion	5,976,202	5,943,685
Capital lease obligations to related party, current portion	249,154	239,409

Total current liabilities	73,058,718	73,794,063

Notes payable, less current portion	7,840,348	8,459,474
Notes payable to related parties, less current portion	1,910,040	1,983,514
Capital lease obligations, less current portion	215,259	34,893
Capital lease obligations to related party, less current portion	30,732,509	30,803,450

Total liabilities	113,756,874	115,075,394

Commitments and contingencies

Preferred, par value $0.001, 20,000,000 shares authorized, 3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 283,440,226 shares issued and outstanding	283,440	283,440
Additional paid-in-capital	48,905,461	49,078,223
Shareholders’receivables	(2,239,068)	(2,219,068)
Accumulated deficit	(52,393,589)	(52,883,027)

Total shareholders’ deficit	(5,443,753)	(5,740,429)
Noncontrolling interest	5,335,143	5,332,960

Total equity (deficit)	(108,610)	(407,469)

Total liabilities and shareholders’ equity (deficit)	$113,648,264	$114,667,925

The accompanying notes are an integral part of these financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Patient service revenues, net of contractual adjustments	$18,014,645	$15,734,036
Provision for doubtful accounts	(1,396,912)	(290,803)

Net patient service revenue less provision for bad debts	16,617,733	15,443,233
Senior living revenues	1,868,433	—
Support services revenues	483,700	—
Other revenues	117,189	5,982

Total revenues	19,087,055	15,449,215

Operating expenses
Salaries, wages and benefits	8,281,991	6,134,717
Medical supplies	2,932,125	3,160,635
Management fees (includes related party management fees of $0 and $461,814, respectively)	—	1,389,655
General and administrative expenses (includes related party expenses of $304,614 and $1,699,635, respectively)	4,227,502	3,484,039
Gain on extinguishment of liabilities	(96,739)	(1,303,366)
Depreciation and amortization (includes related party expenses of $171,290 and $171,290, respectively)	1,725,173	1,762,607

Total operating expenses	17,070,052	14,628,287

Operating income	2,017,003	820,928

Other income (expense)
Interest expense, net of interest income of $20,000 for 2012 and $0 for 2011 (includes related party interest expense $616,229 and $653,888, respectively)	(1,437,965)	(1,179,696)
Other income	11,583	—

Income (loss) before income tax	590,621	(358,768)
Income tax expense	99,000	81,000

Income (loss) before noncontrolling interest	491,621	(439,768)
Net income attributable to noncontrolling interests	(2,183)	—

Net income (loss) attributable to the Company	$489,438	$(439,768)

Basic and diluted income (loss) per share data:

Basic and diluted income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average shares outstanding	283,440,226	174,728,566

The accompanying notes are an integral part of these financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$491,621	$(439,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	1,725,173	1,762,607
Provision for doubtful accounts	1,396,912	290,803
Gain on sales of assets	(11,583)	—
Gain on extinguishment of liabilities	(96,739)	(1,303,366)
Net changes in operating assets and liabilities:
Accounts receivable	(1,963,624)	(931,820)
Related party receivables and payables	89,595	(387,673)
Inventories	10,733	(148,448)
Prepaid expenses and other assets	343,406	(96,597)
Accounts payable, accrued expenses and taxes payable	951,097	(3,772,955)
Deferred revenues	34,446	—

Net cash provided by (used in) operating activities	2,971,037	(5,027,217)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(295,319)	(176,744)

Net cash used in investing activities	(295,319)	(176,744)

Cash flows from financing activities:
Redemption of common stock	—	(50,000)
Distribution to noncontrolling interests	(172,762)	—
Issuance of common stock	—	7,120,000
Payments on notes payable	(2,275,465)	(1,752,559)
Borrowings under notes payable to related party	—	2,953,500
Payments on notes payable to related party	(118,398)	(1,681,646)
Payments on capital leases	(162,021)	(3,528,229)
Payments on capital leases obligation to related party	(61,196)	(23,925)

Net cash (used in) provided by financing activities	(2,789,842)	3,037,141

Net decrease in cash and cash equivalents	(114,124)	(2,166,820)
Cash and cash equivalents:
Beginning of period	538,018	2,291,754

End of period	$423,894	$124,934

Supplemental disclosures of cash flow information:
Interest paid	$1,245,269	$268,426
Income taxes paid	$383,434	$3,244,931
Supplemental noncash investing activities:
Property and equipment additions financed	$374,904	$—
Supplemental noncash financing activities:
Exchange of debt for common stock in February 2011	$—	$3,500,000
Issuance of common stock in February 2011	$—	$2,130,000
Issuance of common stock to affiliate for termination of service agreement	$—	$1,000,000

The accompanying notes are an integral part of these financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of University General Health System, Inc. (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” or “U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at March 31, 2012, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. Although the Company believes the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for a full year.

Principles of Consolidation and Reporting. The Company presents its financial statements in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances.

Non-controlling Interests in Consolidated Affiliates. The consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates the Company controls. Accordingly, the Company has recorded non-controlling interests in the earnings and equity of such entities. The Company recorded adjustments to non-controlling interests for the allocable portion of income or loss to which the non-controlling interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of non-controlling interest are adjusted to the respective non-controlling interest holders’ balance.

Accounts Receivable. Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there is significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accordingly, the accounts receivable reported in the Company’s Consolidated Balance Sheets are recorded at net amount expected to be received.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
Commercial and managed care providers	56.5%	54.3%
Government-related programs	36.4%	34.5%
Self-pay patients	7.1%	11.2%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $48,231,877 and $45,726,222, net of contractual adjustments of $28,835,251 and $27,909,614 as of March 31, 2012 and December 31, 2011, respectively. Additionally, the Company had other accounts receivable of $562,812 and $167,080 as of March 31, 2012 and December 31, 2011. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are reserved as bad debt when collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $8,479,365 and $7,070,327 as of March 31, 2012 and December 31, 2011, respectively.

Revenue Recognition

The Company recognizes revenues in the period in which services are performed. The Company derives a significant portion of its revenues from the hospital segment. Accordingly, the revenues reported in the Company’s Consolidated Statements of Operations are recorded at the net amount expected to be received.

Hospital Segment

The Company recognizes net patient service revenues in the reporting period in which it performs the service based on its current billing rates (i.e., gross charges), less adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). The Company records gross service charges in its accounting records on an accrual basis using its established rates for the type of service provided to the patient. The Company recognizes an estimated contractual allowance to reduce gross patient charges to the amount it estimates it will actually realize for the service rendered based upon previously agreed to rates with a payor. Such estimated contractual allowances are based primarily upon historical collection rates for various payers, and assumes consistently with regard to patients discharged in similar time periods for the same payor classes. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies and patients.

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at March 31, 2012 from its estimated reimbursement percentage, net revenues for the three months ended March 31, 2012 would have changed by approximately $0.8 million, and net accounts receivable at March 31, 2012 would have changed by approximately $0.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and reports them in the periods that such adjustments become known.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
	2012	2011
Gross patient service revenues	$83,941,480	$60,541,583
Less estimated contractual adjustments and discounts	(65,926,835)	(44,807,547)

Revenues before provision for doubtful accounts	$18,014,645	$15,734,036
Provision for doubtful accounts	(1,396,912)	(290,803)

Net patient service revenues	$16,617,733	$15,443,233

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

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Three Months Ended
	March 31,
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$10,479,784	63.1%	$9,381,034	60.7%
Government-related programs	6,020,116	36.2	5,747,781	37.2
Self-pay patients	1,514,745	9.1	605,221	3.9

Revenues before provision for doubtful accounts	18,014,645	108.4	15,734,036	101.8
Provision for doubtful accounts	(1,396,912)	(8.4)	(290,803)	(1.8)

Net patient service revenue less provision for bad debts	$16,617,733	100.0%	$15,443,233	100.0%

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Support Services Segment

Billing and coding revenues are generated from revenue cycle management services provided by UGHS Autimis Billing Inc. and UGHS Autimis Coding Inc. to UGH LP and other third-party clients. Fees charged for these services are defined in service agreements and based upon a stated percentage of cash collections. Food and support services revenues are generated from environmental, food and nutrition, and facilities management services by Sybaris Group Inc. to clients in the Houston metropolitan area. Revenue is recognized as services are performed. Billing, coding and food and support services revenue received from the Hospital operating segment has been eliminated in consolidation.

Other Comprehensive Income. The Company has no components of Other Comprehensive Income and, accordingly, no Statement of Comprehensive Income has been included in the accompanying consolidated financial statements.

Recent Accounting Pronouncements. In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. This pronouncement will change the presentation of the Company’s revenues on its statements of operations as well as requiring additional disclosures. The Company adopted ASU 2011-07 during the period ended March 31, 2012. All periods presented in this Form 10-Q have been reclassified in accordance with ASU 2011-7.

NOTE 2 — BUSINESS OPERATIONS

University General Health System, Inc. is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today's health care delivery environment. The Company currently operates one hospital and two ambulatory surgical centers in the Houston area. The Company also owns a revenue management company, a hospitality service provider and facility management company, three senior living facilities and manages six senior living facilities.

As of May 10, 2012, the Company currently owns or operates the following centers:

•	University General Hospital, which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas.

•	A hyberbaric wound care center as an HOPD of University General Hospital doing business under the name University General Hospital -Hyperbaric Wound Care Center.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

•

Baytown Endoscopy Center, which is a 3-bed ambulatory surgery center. The Baytown Endoscopy Center is an HOPD of University General Hospital doing business under the name University General Hospital-Baytown Endoscopy Center.

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

•

UGHS Autimis Billing, Inc., which is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	UGHS Autimis Coding, Inc., which is a specialized health care coding company that serves hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

As of March 31, 2012, the Company operated under three segments of business: Hospital, Senior Living and Support Services. As the Company implements its business plan, the Company expects to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. The Company intends to aggressively pursue its acquisitions strategy during the remainder of 2012 and beyond.

NOTE 3 — GOING CONCERN

The Company had net income of $489,438 and net cash provided by operating activities of $2,971,037 for the three months ended March 31, 2012. In addition, the Company had negative working capital of $57,712,710 and held cash and cash equivalents of $423,894 at March 31, 2012. The negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months. The Company is currently working with certain vendors to extend repayment terms. Further, management believes that the Company has additional opportunities to raise capital in the public markets and is in current negotiations with investors and banks to raise capital and secure additional financing.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 Rule 506 of Regulation D thereunder. Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount. As such, for each $1,000 invested, a Purchaser will receive Preferred Shares with an aggregate stated value of $1,120. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 4 — ACQUISITIONS

TrinityCare

On June 28, 2011, the Company, through wholly-owned subsidiaries, agreed to acquire 100% of the assets and assumed certain of the liabilities of the TrinityCare Facilities and separately agreed to acquire 51% of the ownership interests of TrinityCare Senior Living, LLC ( "TrinityCare Senior Living, LLC"). The acquisitions contemplated by these agreements were completed effective June 30, 2011 (the “Closing Date”). The TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Senior Living, LLC is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The TrinityCare Facilities and TrinityCare Senior Living, LLC are sometimes referred to collectively as “TrinityCare.” The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment.

The total purchase consideration for the TrinityCare Facilities was $17,898,735, consisting of: 1) $1,407,546 cash payable on August 30, 2011; 2) $2,815,089 in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 14,395,895 shares of its Common Stock, par value $0.001 per share (the "UGHS Common Stock"), valued at $13,676,100. The total purchase consideration was based upon a fair market valuation of TrinityCare determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm. As of March 31, 2012, the outstanding balance of the cash payable for the acquisitions was $1,007,380.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Sybaris

On December 31, 2011, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with The Sybaris Group, LLC (“Sybaris”), pursuant to which the Company acquired the business assets and properties of Sybaris. Sybaris is a hospitality service provider and facilities management company. Sybaris provides environmental, food and nutrition, and facilities management services to twelve clients in the Houston metropolitan area, including University General Hospital. The quality of services provided by Sybaris will contribute to the success of the Company’s growth strategy and allow it to continue providing concierge-level services to the Company’s patients and physicians as the Company expands into new markets, and contribute to its bottom line, which is of paramount interest to its shareholders. The Company has included the financial results of Sybaris in the consolidated financial statements from the date of acquisition. Sybaris is included in the Support Services segment.

The total purchase consideration for Sybaris was approximately $1,400,000, consisting of the issuance by UGHS of 5,000,000 shares (the “Sybaris Stock Consideration”) of the Company’s Common Stock. Following completion of the Sybaris acquisition, Sellers of Sybaris owned approximately 1.8% of the Company’s outstanding common stock. The total purchase consideration was based upon a fair market valuation of Sybaris determined by the Company, with consideration of the valuation report obtained from a third party appraisal firm.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The unaudited pro-forma information below for the three months ended March 31, 2012 and 2011 gives effect to these acquisitions as if the acquisitions had occurred on January 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended
	March 31,
	2012	2011
Revenues	$19,087,055	$17,791,612
Income from operations	2,017,003	1,446,319
Net income (loss) attributable to the Company	489,438	(110,048)
Basic income (loss) per share	0.00	(0.00)

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 — DEBT OBLIGATIONS

Lines of Credit

On July 9, 2008, UGH LP entered into an Amended and Restated Line of Credit Agreement for a $7,000,000 secured revolving credit facility with interest rate of 6.0% that matures on April 15, 2012. This Amended and Restated Line of Credit Agreement amends and restates the Company’s former Line of Credit Agreement of $8,000,000 dated March 27, 2006, which was set to mature on April 30, 2011. On September 1, 2006, UGH GP entered into another line of credit agreement for a $1,500,000 secured revolving credit facility with interest rate of 8.0% originally maturing April 30, 2011. In June 2011, the Company and the financial institution agreed to extend the term of the line of credit from April 30, 2011 to April 15, 2012. Loans under these lines of credit are secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The lines of credit contain various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the line of credit agreements. The Company was not in compliance with certain of the financial covenants contained in the lines of credit agreements as of March 31, 2012 and December 31, 2011; however, the financial institution waived such non-compliance covenants. The Company has classified the lines of credit as short-term liabilities at March 31, 2012 and December 31, 2011 in the Consolidated Balance Sheets. As of March 31, 2012 and December 31, 2011, the Company had outstanding balances on the lines of credit of $8,451,025. The Company recognized interest expense on the lines of credit of $134,021 and $122,978 for the three months ended March 31, 2012 and 2011, respectively.

Notes Payable

The Company’s third party notes payable consisted of the following:

	March 31, 2012	December 31, 2011
Note payable, maturing on April 15, 2012, interest rate of 6.0% at March 31, 2012	$4,350,000	$5,150,000
Note payable, maturing on April 27, 2012, interest rate of 18.0% at March 31, 2012	2,000,000	2,000,000
Note payable, maturing on June 30, 2012, interest rate of 6.34% at March 31, 2012	181,370	403,302
Note payable to Siemens, maturing on May 31, 2013, interest rate of 6.0% at March 31, 2012	2,753,232	3,451,555
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5% at March 31, 2012	622,327	818,776
Notes payable, due on demand, interest rate of 5.25% at March 31, 2012	1,404,063	1,404,063
Notes payable, no fixed maturity date, interest rate of 5.0% at March 31, 2012	2,150,000	2,250,000
Note payable, due on demand, interest rate of 3.25% at March 31, 2012	982,079	982,079
Various notes payable, due on various dates, interest rates ranging from 0.0% to 6.25% at March 31, 2012	30,000	132,708
Note payable, maturing on March 31, 2012, interest rate of 6.5% at March 31, 2012	386,126	434,626
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at March 31, 2012	6,152,862	6,170,366
Mortgage payable to Trustmark National Bank, maturing on May 31, 2012, interest rate of 5.0% at March 31, 2012	5,270,950	5,311,654
Mortgage payable to Citizens National Bank of Sevierville, maturing on July 13, 2012, interest rate of 6.5% at March 31, 2012	5,738,765	5,777,268
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6% at March 31, 2012	2,815,089	2,815,089
Various notes payable, bearing interest ranging from 0% to 10.5%, maturing in June 2012 at March 31, 2012	301,556	340,319

Total debt	$35,138,419	$37,441,805
Less: current portion	(27,298,071)	(28,982,331)

Total debt, less current portion	$7,840,348	$8,459,474

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 9, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012. As a result, the Company classified the amount due in 2012 as short-term at March 31, 2012 and December 31, 2011. At March 31, 2012 and December 31 2011, the total outstanding balance of these notes was $4,350,000 and $5,150,000, respectively.

Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At March 31, 2012 and December 31, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012.

On September 30, 2011, the Company entered into a $714,162 finance agreement with a third-party financial institution, bearing interest at a rate of 6.34% and will be repaid in monthly payments of $61,097 over a period of nine months beginning on October 30, 2011. The purpose of this finance agreement is to purchase general liability and malpractice insurance policies for the Company. As of March 31, 2012 and December 31, 2011, the outstanding balance on this finance agreement was $181,370 and $403,302.

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013. As of March 31, 2012 and December 31, 2011, the outstanding balance was $2,753,232 and $3,451,555.

The Company entered into various loans due to Medicare related to overpayment for Medicare Services. The loans bear interest rates ranging from 11.0% to 11.5% and will be repaid in monthly installments. As of March 31, 2012 and December 31, 2011, the outstanding balance on this finance agreement was $622,327 and $818,776, respectively.

In December 2006, the Company entered into a $2,000,000 promissory note with a third-party financial institution, bearing interest at a rate of 5.25% and initially was to be repaid in monthly installments over twelve months. The note was modified on December 13, 2007 into two separate notes requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At March 31, 2012 and December 31, 2011, the amount outstanding on these notes was $1,404,063.

On December 22, 2011, the Company entered into a compromise and settlement agreement with Texas Community Bank (“Texas Community”) with respect to an approximately $2.6 million promissory note. Under the terms of the agreement, Texas Community agreed to reduce the principal balance from $2,401,950 to $2,350,000 and forgive all past due interest, late fees and penalties accruing through the date of the agreement. The agreement further provides that effective January 1, 2012, the interest rate is reduced by 200 basis points (or 2.0%) per year until such amount is paid in full. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. At March 31, 2012 and December 31, 2011, the amount outstanding on these notes was $2,150,000 and $2,250,000, respectively.

In November 2006, the Company entered into a $1.0 million promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At March 31, 2012 and December 31, 2011, the amount outstanding on this note was $982,079.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At March 31, 2012 and December 31, 2011, the amount outstanding on this note was $2,815,089.

The Company recognized total interest expense on all of its notes payable of $562,619 and $213,132 for the three months ended March 31, 2012 and 2011, respectively. The Company accrued interest payable of $558,303 and $469,285 as of March 31, 2012 and December 31, 2011, respectively.

Total principal payment obligations relating to the Company’s third party notes payable for the next five years and thereafter are as follows:

Payments
2013	$27,298,071
2014	1,836,933
2015	81,404
2016	86,210
2017	91,300
Thereafter	5,744,501

Total	$35,138,419

See further discussion regarding the related party notes payable in Note 7.

NOTE 6 — LEASE OBLIGATIONS

Capital Leases

The Company has 11 capital lease obligations with five financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $26,683,469 at March 31, 2012. These capital lease obligations have stated interest rates ranging from 3.6% to 17.2%, are payable in 1 to 292 monthly installments, and mature between March 15, 2012 and July 30, 2036. As of March 31, 2012 and December 31, 2011, the Company had capital lease obligations of $37,173,124 and $37,021,438, respectively. Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at March 31, 2012, are summarized as follows:

	Related Party	Third Party
	Leases	Leases	Total
2013	$2,323,333	$7,857,470	$10,180,803
2014	2,323,333	169,029	2,492,362
2015	2,323,333	21,492	2,344,825
2016	2,323,333	16,119	2,339,452
2017	2,323,333	—	2,323,333
Thereafter	54,308,578	—	54,308,578

Total minimum lease payments	$65,925,243	$8,064,110	$73,989,353
Less amounts representing interest	34,943,580	1,872,649	36,816,229

Present value of minimum lease payments	30,981,663	6,191,461	37,173,124
Less current portion	249,154	5,976,202	6,225,356

Long-term portion	$30,732,509	$215,259	$30,947,768

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company violated a capital lease debt covenant with a third party and recorded all of the related capital lease obligation of $5,706,156 as a current liability as of March 31, 2012 and December 31, 2011.

See further discussion regarding the related party capital lease obligation in Note 7.

NOTE 7 — RELATED PARTY TRANSACTIONS

Receivables from Related Parties

Receivables from related parties include employee advances and advances to affiliates consisted of the following:

	March 31,	December 31,
	2012	2011
Receivable from shareholder of UGH GP	$438,820	$438,820
Receivable from Executive Officer	145,201	145,201
Receivable from Cambridge	—	74,743

Total receivables from related parties	$584,021	$658,764

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	March 31,	December 31,
	2012	2011
Interest on notes payable to shareholders	1,554,571	1,560,581
Payable to Sybaris	932,507	932,507
Payable to Cambridge	20,862	—

Total payables to related parties	$2,507,940	$2,493,088

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2012	2011
Interest expense	$616,229	$653,888
Management fees	—	461,814
General and administrative expense	304,614	1,699,635
Amortization expense	171,290	171,290

Total	$1,092,133	$2,986,627

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Related Party Capital Lease Obligation

Cambridge Properties (“Cambridge”) owns the land and building on which the hospital is located. Cambridge is one of the Company’s major shareholders. The Company has leased the hospital space from Cambridge pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant's option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that the Company pays its pro-rata share of the operating expenses. The obligations of the Company under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company. The Company has previously been in litigation with Cambridge concerning monetary default of certain rent obligations under the Lease Agreement. The Company has cured such defaults and makes periodic payment of rent as permitted by current cash flows requirements. Should the Company’s relationship with Cambridge deteriorate further, the Company will be required to devote additional resources to protect its rights under the Lease Agreement.

As of March 31, 2012 and December 31, 2011, the Company recorded a related party capital lease obligation of $30,981,663 and $31,042,859, respectively. Additionally, the Company incurred amortization expense of $171,290 related to the hospital for each of the three months ended March 31, 2012 and 2011. The interest expense related to the capital lease obligation was $519,637 and $516,385 for the three months ended March 31, 2012 and 2011, respectively.

The Company had no related party receivable as of March 31, 2012 and $74,743 as of December 31, 2011 from Cambridge principally related to an overpayment of overhead allocation expenses during 2011. The Company had a related party payable of $20,862 at March 31, 2012. During the three months ended March 31, 2012 and 2011, the Company incurred overhead allocation expenses and parking expenses from Cambridge of $214,444 and $258,076, respectively. These expenses were recorded as general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.

Management Services Agreements

Certain shareholders of the Company have organized APS, a Texas limited liability company, as a service company. APS is one of the Company’s major shareholders. The Company and APS have entered into a management services agreement, pursuant to which APS provides management services to the Company’s hospital segment for an initial term of five years. Compensation under this agreement was based on 5.0% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011. The Company incurred management services fees of $0 and $461,814 for the three months ended March 31, 2012 and 2011, respectively.

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

On December 31, 2011, the Company, through wholly-owned subsidiaries, acquired certain assets and assumed certain of the liabilities of Sybaris. All accounts receivable of the Seller are specifically excluded from the acquisition and a majority of the accounts receivable balance is owed by the Company. The Company believes the terms of the transaction between Sybaris and the Company are fair, reasonable and reflects fair market value. The Company recorded $1,014,559 services fees to Sybaris for the three months ended March 31, 2011, which were recorded as general and administrative expenses and included in the Consolidated Statements of Operations. At March 31, 2012 and December 31, 2011, the Company had related party payables to Sybaris of $932,507.

Other Related Party Transactions

The Company also makes advances to and receives advances from certain other entities. As of March 31, 2012 and December 31, 2011, a shareholder of the Company owes $438,820 for advance. The advance is non-interest bearing and due upon demand and collaterized by shares of the Company with value in excess of amounts owed.

The Company received and issued non-interest bearing advances from an executive officer for working capital purposes. At March 31, 2012 and December 31, 2011, the Company had receivables of $145,201 from an executive officer, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Certain shareholders of the Company have organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the three months ended March 31, 2012 and 2011, UGH LP incurred total service expenses of $90,170 and $65,202, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable.

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	March 31, 2012	December 31, 2011
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,923,000	$1,923,000
Notes payable to shareholder, due on demand, non-interest bearing	29,962	84,962
Trinity notes payable to a shareholder, due on demand, non-interest bearing	258,094	263,499
Note payable to a shareholder, due on demand, interest rate of 15.0%	134,000	154,000
Note payable to a shareholder,maturing in 2017, non-interest bearing	350,000	370,000
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $90,561 and $112,791 at March 31, 2012 and December 31, 2011 , respectively	1,269,439	1,286,836
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0%	700,000	700,000

Total notes payable to related parties	$4,664,495	$4,782,297
Less: current portion	2,754,455	2,798,783

Notes payable to related parties, less current portion	$1,910,040	$1,983,514

Future principal payment obligations related to the Company’s related party notes payable at March 31, 2012 are as follows:

Principle
Payments
2013	$2,754,455
2014	387,167
2015	222,496
2016	227,955
2017	233,549
Thereafter	838,873

Total	$4,664,495

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of March 31, 2012 and December 31, 2011, the outstanding balance on this loan agreement was $1,923,000.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of March 31, 2012 and December 31, 2011, the total outstanding balance of these notes was $700,000, respectively.

The Company recognized total interest expense on all of its related party notes payable and capital lease of $616,229 and $653,888 for the three months ended March 31, 2012 and 2011, respectively. Total accrued interest on notes payable to related parties was $1,554,571 and $1,560,581 at March 31, 2012 and December 31, 2011, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not involved in any pending legal proceeding or litigation and, to the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of its properties is subject, which would reasonably be likely to have a material adverse effect on the Company, except for the following:

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

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP timely appealed the lost profits portion of the judgment and has suspended enforcement of the judgment pending the result of the appeal. The Company believes the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, the Company accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of March 31, 2012, which is included in the Consolidated Balance Sheets.

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

On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. The Company will have an on-going relationship with Siemens. As of March 31, 2012 and December 31, 2011 the Company accrued the present value of this unpaid claim of $2,753,232 and $3,451,555 in the Consolidated Balance Sheets.

UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has filed a timely appeal and suspended enforcement of the agreement judgment pending such appeal.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service (the “IRS”) past due payroll taxes. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis. In August 2011, UGH LP entered into an installment agreement with the IRS pursuant to which UGH LP paid $165,000 per month towards satisfaction of the outstanding balance for various quarters in 2009. In March 2012, this agreement was terminated and the outstanding balance thereafter has been paid in full. At March 31, 2012 and December 31, 2011, the Company accrued $4,943,678 and $4,171,826, respectively.

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

NOTE 9 — EQUITY

Common Stock Offerings

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, UGH GP and UGH LP (collectively “UGH Partnerships”) were acquired by SeaBridge Freight Corp. (“SeaBridge”), a publicly reporting Nevada corporation, in a “reverse” merger (“Merger”) in exchange for the issuance of shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships. Approximately 90 physicians are former owners of UGH and are now our shareholders. At the same time, SeaBridge changed its name to University General HealthSystem, Inc.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

At March 31, 2012, the outstanding stock subscription receivable balance was $2,152,000 and accrued $87,068 of interest income related to these notes.

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

Series B Preferred Stock

On March 10, 2011, the Company issued 3,000 shares of Series B Preferred Stock to Hassan Chahadeh, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of the Company’s voting rights. Therefore, Hassan Chahadeh retains the voting power to approve all matters requiring shareholder approval and has significant influence over the Company’s operations. This preferred issuance has no economic value.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Distributions of Noncontrolling Interests

During the three months ended March 31, 2012, the Company distributed cash to holders of noncontrolling interests of $172,762.

NOTE 10 — GAIN ON EXTINGUISHMENT OF LIABILITIES

In the three months ended March 31, 2012 and 2011, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended March 31, 2012 and 2011, the Company recognized a gain on extinguishment of liabilities of $96,739 and $1,303,366, respectively.

NOTE 11 — INCOME TAX

No provision for federal income taxes has been recognized for the three months ended March 31, 2012 and 2011 as the Company has net operating loss carryforwards for income tax purposes.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $99,000 and $81,000 in state income tax expense for the three months ended March 31, 2012 and 2011, respectively

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 12 — SEGMENT INFORMATION

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

Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011, the Company changed its reportable segments as follows:

(i)	Hospital. The Company provides a full array of services including inpatient and outpatient medical treatments and surgeries, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, as well as other ancillary services. The Company also provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital, its 69-bed acute care hospital in Houston, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated service including food, hospitality and facility services for businesses and healthcare facilities.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended March 31,
	2012	2011
Revenues
Hospital	$16,685,117	$15,449,215
Senior living	1,918,238	—
Support Services	1,924,918	—
Intersegment revenues	(1,441,218)	—

Total revenues	$19,087,055	$15,449,215

Depreciation and amortization
Hospital	$1,421,917	$1,762,607
Senior living	262,384	—
Support Services	40,872	—

Total depreciation and amortization	$1,725,173	$1,762,607

Operating income from operations
Hospital	$1,865,825	$820,928
Senior living	150,767	—
Support Services	411	—
Intersegment income	—	—

Total operating income	$2,017,003	$820,928

	As of March 31, 2012	As of December 31, 2011
Total segment assets
Hospital	$61,368,686	$62,233,413
Senior living	42,011,579	42,416,144
Support Services	10,267,999	10,018,368

Total assets	$113,648,264	$114,667,925

NOTE 13 — SUBSEQUENT EVENTS

On April 13, 2012, through wholly-owned subsidiaries, the Company completed the assets acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of the Company’s hospital segment. Primary procedures at the Baytown Center include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a prominent multi-specialty group of physicians operating in Baytown. The Company expects the Baytown Center to contribute approximately $12 million in net patient revenue, along with projected Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) of $5 million, during its first year of operations. Baytown Center is included in the hospital segment. The Company paid $161,915 in total consideration for the assets. The transaction was financed primarily with issuing a one-year promissory note payable. The purchase included assets and assumption of certain equipment financing commitments.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 Rule 506 of Regulation D thereunder. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount. As such, for each $1,000 invested, a Purchaser will receive Preferred Shares with an aggregate stated value of $1,120. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

On May 2, 2012, the Company announced the signing of an Asset Purchase Agreement between the Company and a diagnostic imaging and physical therapy center that are located in the northern portion of the Houston metropolitan area. The transaction is expected to close on or before May 31, 2012, subject to customary closing conditions. The diagnostic imaging and physical therapy centers will each become hospital outpatient departments of the Company’s University General Hospital.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Readers should consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”). Readers should carefully review the Form 10-K in its entirety including, but not limited to, our financial statements and the notes thereto and the risks and uncertainties described in Item 1A—“Risk Factors” of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. We do not undertake to update its forward-looking statements.

General

University General Health System, Inc. (“we,” “UGHS” or the “Company”) is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today's health care delivery environment. We currently operate one hospital and two ambulatory surgical centers in the Houston area. We also own a revenue management company, a hospitality service provider and facility management company, three senior living facilities and manage six senior living facilities. We plan to complete additional complementary acquisitions during the remainder of 2012 and future years in Houston and other markets.

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

As of March 31, 2012, we conducted operations through our wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Coding, Inc. and Sybaris Group, Inc.

We made progress on a number of our strategic initiatives during the three months ended March 31, 2012. During the first quarter, our hospital segment earned national recognition for distinction in Bariatric Surgery by Blue Cross and Blue Shield of Texas for demonstrating better overall quality of care and patient results in bariatric surgery. Blue Distinction is a national designation awarded by Blue Cross and Blue Shield companies to medical facilities that have demonstrated expertise in delivering quality healthcare in the areas of bariatric surgery, cardiac care, complex and rare cancers, knee and hip replacement, spine surgery or transplants. To earn this designation, University General Hospital was evaluated based on objective, evidence-based selection criteria established with input from expert physicians and medical organizations. The goal of Blue Distinction is to identify medical facilities that deliver better overall quality and medical outcomes for specific types of specialty care, thereby helping patients and doctors make more informed hospital choices.

In addition, during the three months ended March 31, 2012, we entered into a three-year agreement with Vital Weight Control, Inc. (“NeWeigh”) in order to expand the bariatric services offered by University General Hospital. NeWeigh, a patient advocacy group, is a pioneer in comprehensive weight loss programs in the Houston area. Founded in 1991, NeWeigh’s mission was to provide a multi-disciplinary program to assist people who desired treatment for morbid obesity. NeWeigh’s services include motivational support; access to psychological and dietary counseling; non-medical, medical and surgical treatment options; and pre- and post-operative support groups. Additionally, NeWeigh offers assistance to those who are seeking insurance approval for treatment of this condition. Based upon historical data, we anticipate that University General Hospital will increase the number of bariatric surgeries and other related procedures once the NeWeigh program is fully implemented, resulting in an increase in revenue for the hospital. Moreover, no additional immediate outlay of capital is anticipated by us, as University General Hospital is fully equipped for bariatric procedures at the present time.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table contains our consolidated and segments results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$16,685,117	87.4%	$15,449,215	100.0%	$1,235,902
Senior living	1,918,238	10.0	N/A	N/A	1,918,238
Support services	483,700	2.5	N/A	N/A	483,700

Total Revenues	19,087,055	100.0	15,449,215	100.0	3,637,840
Operating expenses
Salaries, wages and benefits	8,281,991	43.4	6,134,717	39.7	2,147,274
Medical supplies	2,932,125	15.4	3,160,635	20.5	(228,510)
Management fees (includes related party management fees of $0 and $461,814, respectively)	—	—	1,389,655	9.0	(1,389,655)
General and administrative expenses (includes related party expenses of $304,614 and $1,699,635, respectively)	4,227,502	22.1	3,484,039	22.6	743,463
Gain on extinguishment of liabilities	(96,739)	(0.5)	(1,303,366)	(8.4)	1,206,627
Depreciation and amortization (includes related party expenses of $171,290 and $171,290, respectively)	1,725,173	9.0	1,762,607	11.4	(37,434)

Total operating expenses	17,070,052	89.4	14,628,287	94.7	2,441,765

Operating income	2,017,003	10.6	820,928	5.3	1,196,075
Other income (expense)
Interest expense, net of interest income of $20,000 for 2012 and $0 for 2011 (includes related party interest expense $616,229 and $653,888, respectively)	(1,437,965)	(7.5)	(1,179,696)	(7.6)	(258,269)
Other income	11,583	0.1	—	—	11,583

Income (loss) before income tax	590,621	3.1	(358,768)	(2.3)	949,389
Income tax expense	99,000	0.5	81,000	0.5	18,000

Income (loss) before noncontrolling interest	491,621	2.6	(439,768)	(2.8)	931,389
Net income attributable to noncontrolling interests	(2,183)	(0.0)	—	—	(2,183)

Net income (loss) attributable to the Company	$489,438	2.6%	$(439,768)	(2.8)%	$929,206

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Our revenues for the three months ended March 31, 2012 increased $3.7 million, or 24.0%, to $19.1 million as compared to $15.4 million for the three months ended March 31, 2011. The revenues increase was primarily attributable to a 6.3% increase in our average daily census. The average daily census for the three months ended March 31, 2012 was 34 as compared to 32 for the three months ended March 31, 2011. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $2.4 million for the three months ended March 31, 2012.

Salaries, wages and benefits for the three months ended March 31, 2012 increased approximately $2.2 million, or 36.1%, to $8.3 million from $6.1 million for the three months ended March 31, 2011. As a percentage of revenues, salaries, wages and benefits increased to 43.4% in the three months ended March 31, 2012 from 39.7% in the three months ended March 31, 2011. The increase in the salaries, wages and benefits rate was primarily due to the acquisitions of TrinityCare, Autimis and Sybaris of approximately $2.1 million.

Medical supplies expense for the three months ended March 31, 2012 decreased approximately $0.2 million, or 6.5%, to $2.9 million from $3.1 million for the three months ended March 31, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the three months ended March 31, 2012 decreased approximately by 24.8% or $486 per APD from $646 per APD for the three months ended March 31, 2011. As a percentage of revenues, our medical supplies expense decreased to 15.4% in the three months ended March 31, 2012 as compared to 20.5% in the three months ended March 31, 2011. Medical supplies rate decreased in the three months ended March 31, 2012 due to an increase in net revenues, coupled with a decrease in the number of surgeries performed as compared to the three months ended March 31, 2011. Surgeries for the three months ended March 31, 2012 were 1,515 compared to 1,618 for the comparable prior year period.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the three months ended March 31, 2011 was $1.4 million.

General and administrative (“G&A”) expenses for the three months ended March 31, 2012 increased approximately $0.8 million, or 22.9%, to $4.3 million from $3.5 million for the three months ended March 31, 2011. The increase in G&A expenses was due to the acquisitions of TrinityCare, Autimis and Sybaris of approximately $1.4 million, offset by a decrease in a hospital segment by approximately $0.6 million. As a percentage of revenues, G&A expenses improved to 22.1% in the three months ended March 31, 2012 from 22.6% in the three months ended March 31, 2011 due to increased net revenue.

During the three months ended March 31, 2012 and 2011, we settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended March 31, 2012 and 2011, we recognized a gain on extinguishment of liabilities of $0.1 million and $1.3 million, respectively.

Depreciation and amortization expense remained consistent at $1.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as a result of some assets being fully depreciated in the current quarter as compared to prior quarter, offset by an increase of approximately $0.3 million in the acquisitions of TrinityCare, Autimis and Sybaris.

Net interest expense was $1.4 million during the three months ended March 31, 2012 as compared to $1.2 million during the three months ended March 31, 2011. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the first quarter of 2012, as compared to the prior year first quarter, was attributable to an increase in our outstanding debt balance in the fourth quarter and debt assumed from the acquisition of TrinityCare and Sybaris.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $99,000 and $81,000 in state income tax expense for the three months ended March 31, 2012 and 2011, respectively.

As a result of the foregoing, our net income was $0.5 million for the three months ended March 31, 2012 as compared to a net loss of $0.4 million for the three months ended March 31, 2011.

Segment Results of Operations

Hospital

Our revenues for the three months ended March 31, 2012 increased by $1.3 million, or 8.4%, to $16.7 million as compared to $15.4 million for the three months ended March 31, 2011. The revenues increase was primarily attributable to a 6.3% increase in our average daily census. The average daily census for the three months ended March 31, 2012 was 34 as compared to 32 for the three months ended March 31, 2011. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy.

Our provision for doubtful accounts during the three months ended March 31, 2012 increased $1.1 million to 7.8% of net revenue before the provision for doubtful accounts as compared to 1.8% of net revenue before the provision for doubtful accounts during the three months ended March 31, 2011. This change was primarily due to an increase in self-pay patients in the mix of patients that we serve.

We adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during the period ended March 31, 2012. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Our day’s revenues outstanding were 62 days at March 31, 2012 as compared to 59 days at December 31, 2011. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods.

Salaries, wages and benefits for the three months ended March 31, 2012 increased approximately $0.1 million, or 1.6%, to $6.2 million from $6.1 million for the three months ended March 31, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 37.5% in the three months ended March 31, 2012 from 39.7% in the three months ended March 31, 2011. The decrease in the salaries, wages and benefits rate was primarily due to increased net revenue as compared to the three months ended March 31, 2011.

Medical supplies expense for the three months ended March 31, 2012 decreased approximately $0.2 million, or 6.5%, to $2.9 million from $3.1 million for the three months ended March 31, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the three months ended March 31, 2012 decreased approximately by 24.8% or $486 per APD from $646 per APD for the three months ended March 31, 2011. As a percentage of revenues, our medical supplies expense decreased to 17.6% in the three months ended March 31, 2012 as compared to 20.5% in the three months ended March 31, 2011. Medical supplies decreased in the three months ended March 31, 2012 due to an increase in net revenues, coupled with a decrease in the number of surgeries performed as compared to the three months ended March 31, 2011. Surgeries for the three months ended March 31, 2012 were 1,515 compared to 1,618 for the comparable prior year period.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the three months ended March 31, 2011 was $1.4 million.

General and administrative expenses for the three months ended March 31, 2012 decreased approximately $0.6 million, or 17.1%, to $2.9 million from $3.5 million for the three months ended March 31, 2011. The decrease in G&A expenses was due to the benefits of the acquisitions of Autimis and Sybaris which provided hospitality services, facilities management and revenue management services. These expenses were eliminated in the Consolidated Statements of Operations.

Depreciation and amortization expense for the three months ended March 31, 2012 decreased by $0.4 million, or 22.2%, to $1.4 million as compared to $1.8 million for the three months ended March 31, 2011. The decrease in depreciation and amortization expense resulted from assets being fully depreciated in the current year first quarter as compared to the prior year period.

Net interest expense was $1.1 million in current year first quarter as compared to $1.2 million in the prior year first quarter. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The decrease in interest expense was due to a lower average outstanding amount on note during the current year first quarter.

Operating income of the hospital segment was approximately $1.9 million for the current year first quarter, as compared to the operating income of $0.8 million for the year prior year first quarter. The increase in operating income was due to improved leveraging of expenses from higher revenues. In addition, the decrease in net operating expense was driven by the services costs provided by the support services segment, coupled with no management fees incurred in this period as compared to the prior year period.

Senior Living

Senior living net revenues for the three months ended March 31, 2012 were approximately $1.9 million. This reflects average revenue per unit occupied of $2,987. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 92% for the three months ended March 31, 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

For the three months ended March 31, 2012, salaries and benefit expense was $0.8 million, G&A expense was $0.7 million, depreciation and amortization was $0.3 million and interest expenses was $0.3 million. The income from operations was approximately $0.2 million.

Support Services

Support services segment revenues for the three months ended March 31, 2012 were approximately $0.5 million. The net operating expense was $0.5 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions and distributions to non-controlling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

Key components of our cash flows for the current year and prior year are summarized below:

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$2,971,037	$(5,027,217)
Investing activities	(295,319)	(176,744)
Financing activities	(2,789,842)	3,037,141

During the current year first quarter, we generated $3.0 million in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of approximately $3.5 million. Net changes in operating assets and liabilities used net cash of approximately $0.5 million, which primarily included a $1.0 million increase in accounts payable, accrued expenses and tax payable, offset by a $1.9 million increase in accounts receivable and a decrease of $0.4 million in prepaid expenses and other assets.

During the prior year first quarter, the cash used in operating activities was $5.0 million. Net loss, adjusted for non-cash expenses and income, provided cash of approximately $0.4 million. Net change in operating assets and liabilities used net cash of approximately $5.4 million, which primarily included a $4.2 million decrease in accounts payable, accrued expenses, tax payable and related party receivables and payables. This decrease was partially offset by an approximately $0.9 million in accounts receivable and a $0.3 million increase in inventories and prepaid expenses and other assets.

The cash used in investing activities was approximately $0.3 million for the current year first quarter, compared to $0.2 million for the prior year first quarter. The increase in cash used in investing activities was primarily attributable to additional purchases of property and equipment as compared to the prior year.

The cash used in financing activities was approximately $2.8 million for the current year first quarter, compared to cash provided of approximately $3.0 million for the prior year period. The decrease over the prior year was primarily caused by higher payments on short-term notes payable. Additionally, during the current year first quarter, we did not incur any new borrowings and capital raise.

As of March 31, 2012, we had a negative working capital of approximately $58.0 million compared to a negative of approximately $58.5 million as of December 31, 2011. We are a highly leveraged company with debt service requirements. Our short-term debt totaled approximately $38.7 million at March 31, 2012. The negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 Rule 506 of Regulation D thereunder. Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount. As such, for each $1,000 invested, a Purchaser will receive Preferred Shares with an aggregate stated value of $1,120. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

We intend to complete a series of transactions comprising a refinancing and restructuring plan (the "Restructuring Plan") of certain current debt obligations that is expected to involve (i) the refinancing loans with certain financial institutions, (ii) the completion of a new revolving line of credit secured by the hospital's accounts receivable, (iii) work-outs of certain of our accounts payable with our trade creditors and equipment providers, as many of these accounts are in default, and (iv) work-outs of taxes payable with the Internal Revenue Service and other taxing authorities. Management believes that this can be achieved by the end of 2012, while there can be no assurances that the restructuring plan will be completed on terms acceptable to us or at all.

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

Recent Accounting Standards

Disclosure concerning recent accounting standards is incorporated by reference to Note 1 of our Consolidated Financial Statements (Unaudited) contained in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were ineffective as of March 31, 2012.

The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including our lack of an audit committee.

Planned Remediation Efforts to Address Material Weakness

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP timely appealed the lost profits portion of the judgment and has suspended enforcement of the judgment pending the result of the appeal. We believe the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, we accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of March 31, 2012, which is included in the Consolidated Balance Sheets.

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

On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. We will have an on-going relationship with Siemens. The outstanding balance of this settlement was 2,753,232 and $3,451,555 as of March 31, 2012 and December 31, 2011.

UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has filed a timely appeal and suspended enforcement of the agreement judgment pending such appeal.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Hassan Chahadeh, Chairman of the Board of Directors, Chief Executive Officer and President of University General Health System Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael L. Griffin, Chief Financial Officer of University General Health System Inc.

32*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Hassan Chahadeh, Chairman of the Board of Directors and Chief Executive Officer of University General Health System, Inc., and by Michael L. Griffin, Chief Financial Officer of University General Health System, Inc.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

May 10, 2012	/s/ Hassan Chahadeh
(Date)	Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	/s/ Michael L. Griffin
(Date)	Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)