Form 10-Q
period 2012-06-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2012-08-14
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2012, there were 325,654,031 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$475,885	$538,018
Accounts receivable, less allowance for doubtful accounts of $10,184,800 and $7,070,327	17,175,814	10,913,361
Inventories	1,878,266	1,908,177
Receivables from related parties	1,084,021	658,764
Prepaid expenses and other assets	1,315,319	1,275,104

Total current assets	21,929,305	15,293,424

Investments in unconsolidated affiliates	767,323	687,323
Property, equipment and leasehold improvements, net	66,841,636	66,437,316
Intangible assets, net	7,198,000	7,649,000
Goodwill	28,900,818	22,199,874
Other non-current assets, net	1,883,224	2,234,985

Total assets	$127,520,306	$114,501,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$10,535,040	$11,874,720
Payables to related parties	2,089,287	2,493,088
Accrued expenses	5,339,916	7,516,940
Accrued acquisition cost	521,401	1,007,380
Taxes payable	5,149,799	4,171,826
Income tax payable	3,840,809	—
Deferred revenue	248,954	314,876
Lines of credit	8,451,025	8,451,025
Notes payable, current portion	25,528,386	28,982,331
Notes payable to related parties, current portion	2,164,527	2,798,783
Capital lease obligations, current portion	4,633,186	5,943,685
Capital lease obligations to related party, current portion	253,397	239,409

Total current liabilities	68,755,727	73,794,063

Notes payable, less current portion	13,707,523	8,459,474
Notes payable to related parties, less current portion	—	1,983,514
Capital lease obligations, less current portion	331,153	34,893
Capital lease obligations to related party, less current portion	30,671,750	30,803,450

Total liabilities	113,466,153	115,075,394

Commitments and contingencies

Preferred, par value $0.001, 20,000,000 shares authorized,
Preferred stock Series B - 3,000 shares issues and outstanding	3	3
Preferred stock Series C, convertible preferred stock- 3,808 shares issues and outstanding	4	—
Common stock, par value $0.001, 480,000,000 shares authorized, 324,326,655 and 283,440,226 shares issued and outstanding	324,326	283,440
Additional paid-in-capital	58,900,069	49,078,223
Shareholders’ receivables	(2,409,069)	(2,219,068)
Accumulated deficit	(47,883,491)	(53,049,030)

Total shareholders’ equity (deficit)	8,931,842	(5,906,432)
Noncontrolling interest	5,122,311	5,332,960

Total equity (deficit)	14,054,153	(573,472)

Total liabilities and shareholders’ equity (deficit)	$127,520,306	$114,501,922

The accompanying notes are an integral part of these financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Patient service revenues, net of contractual adjustments	$29,309,857	$18,218,417	$47,324,501	$33,952,453
Provision for doubtful accounts	(2,790,920)	(334,347)	(4,187,831)	(625,150)

Net patient service revenue less provision for bad debts	26,518,937	17,884,070	43,136,670	33,327,303
Senior living revenues	1,908,425	—	3,776,858	—
Support services revenues	395,364	—	879,064	—
Other revenues	250,351	2,971	367,540	8,953

Total revenues	29,073,077	17,887,041	48,160,132	33,336,256
Operating expenses
Salaries, wages and benefits	8,735,661	6,812,693	17,017,652	12,947,409
Medical supplies	3,859,736	3,103,206	6,791,861	6,263,841
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	1,303,727	—	2,693,382
General and administrative expenses (includes related party expenses of $377,030 and $1,621,953 for the three months ended and $681,643 and $3,369,262 for the six months ended)	7,667,311	4,172,194	11,894,814	7,656,234
Gain on extinguishment of liabilities	(2,806,787)	(160,979)	(2,903,526)	(1,464,345)

Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	1,769,920	1,757,509	3,495,093	3,520,116

Total operating expenses	19,225,841	16,988,350	36,295,894	31,616,637

Operating income	9,847,236	898,691	11,864,238	1,719,619

Other income (expense)
Interest expense, net of interest income of $20,000 and $0 for the three months ended and $40,000 and $0 for the six months ended (includes related party interest expense $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended)	(1,385,335)	(1,045,427)	(2,823,300)	(2,225,123)
Other income	—	—	11,583	—

Income (loss) before income tax	8,461,901	(146,736)	9,052,521	(505,504)
Income tax expense	3,407,131	81,000	3,506,131	162,000

Income (loss) before noncontrolling interest	5,054,770	(227,736)	5,546,390	(667,504)
Net income attributable to noncontrolling interests	30,018	—	27,835	—

Net income (loss) attributable to the Company	$5,084,788	$(227,736)	$5,574,225	$(667,504)

Basic and diluted income (loss) per share data:
Basic earnings (loss) per common share	$0.02	$(0.00)	$0.02	$(0.00)

Basic weighted average shares outstanding	309,510,470	253,000,000	296,475,348	214,080,503

Diluted earnings (loss) per common share	$0.02	$(0.00)	$0.02	$(0.00)

Diluted weighted average shares outstanding	326,817,830	253,000,000	313,782,708	214,080,503

The accompanying notes are an integral part of these financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,546,390	$(667,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	3,495,093	3,520,116
Income tax payable	3,840,809	—
Provision for doubtful accounts	4,187,831	625,150
Gain on sales of assets	(11,583)	—
Gain on extinguishment of liabilities	(2,903,526)	(1,464,345)
Net changes in operating assets and liabilities:
Accounts receivable	(10,450,284)	(3,483,770)
Related party receivables and payables	(829,058)	24,653
Inventories	29,911	(229,058)
Prepaid expenses and other assets	357,749	(105,114)
Accounts payable, accrued expenses and taxes payable	(812,429)	(2,370,311)
Deferred revenues	(65,922)	—

Net cash provided by (used in) operating activities	2,384,981	(4,150,183)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(1,271,646)	(368,012)
Business acquisitions, net of cash acquired	—	198,526
Investments in unconsolidated affiliates	(80,000)	(115,000)

Net cash used in investing activities	(1,351,646)	(284,486)

Cash flows from financing activities:
Redemption of common stock	—	(50,000)
Distribution to noncontrolling interests	(172,762)	—
Issuance of common stock	5,033,333	7,120,000
Issuance of Series C convertible preferred stock, net issuance costs	2,994,672	—
Borrowings under notes payable	2,033,886	3,500
Payments on notes payable	(9,293,686)	(2,387,893)
Borrowings under notes payable to related party	11,979	3,428,250
Payments on notes payable to related party	(118,913)	(1,898,396)
Payments on capital leases	(1,466,265)	(3,835,823)
Payments on capital leases obligation to related party	(117,712)	(36,720)

Net cash (used in) provided by financing activities	(1,095,468)	2,342,918

Net decrease in cash and cash equivalents	(62,133)	(2,091,751)
Cash and cash equivalents:
Beginning of period	538,018	2,291,754

End of period	$475,885	$200,003

Supplemental disclosures of cash flow information:
Interest paid	$3,109,608	$538,718
Income taxes paid	$383,434	$4,828,470
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—
Supplemental noncash financing activities:
Exchange of debt for common stock	$—	$3,500,000
Issuance of common stock	$710,000	$2,130,000
Issuance of common stock to affiliate for termination of service agreement	$—	$1,000,000
Transfer of related party debt to third party debt	$2,510,836	$—
Noncash consideration paid for acquisitions	$7,653,876	$24,753,735

The accompanying notes are an integral part of these financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of University General Health System, Inc. (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” or “U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at June 30, 2012, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011. Although the Company believes the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for a full year.

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

Income Taxes. Deferred income tax liabilities are determined using the liability method in accordance with GAAP. Under this method, deferred tax liabilities are established for future tax consequences of temporary differences between the financial statement carrying amounts of liabilities and their tax basis.

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

Accounts Receivable. Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there is significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accordingly, the accounts receivable reported in the Company’s Consolidated Balance Sheets are recorded at net amounts expected to be received.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
Commercial and managed care providers	62.5%	54.3%
Government-related programs	21.4%	34.5%
Self-pay patients	16.1%	11.2%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $61,935,091 and $45,726,222, net of contractual adjustments of $34,878,517 and $27,909,614 as of June 30, 2012 and December 31, 2011, respectively. Additionally, the Company had other accounts receivable of $304,040 and $167,080 as of June 30, 2012 and December 31, 2011. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are reserved as bad debt when collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $10,184,800 and $7,070,327 as of June 30, 2012 and December 31, 2011, respectively.

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

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at June 30, 2012 from its estimated reimbursement percentage, net revenues for the three and six months ended June 30, 2012 would have changed by approximately $1.1 million and $1.9 million, and net accounts receivable at June 30, 2012 would have changed by approximately $0.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and reports them in the periods that such adjustments become known.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross patient service revenues	$112,541,232	$72,283,092	$196,482,712	$132,824,675
Less estimated contractual adjustments and discounts	(83,231,375)	(54,064,675)	(149,158,211)	(98,872,222)

Revenues before provision for doubtful accounts	$29,309,857	$18,218,417	$47,324,501	$33,952,453
Provision for doubtful accounts	(2,790,920)	(334,347)	(4,187,831)	(625,150)

Net patient service revenues	$26,518,937	$17,884,070	$43,136,670	$33,327,303

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

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Three Months Ended June 30,
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$17,662,038	66.6%	$11,098,391	62.1%
Government-related programs	8,719,669	32.9	6,165,041	34.5
Self-pay patients	2,928,150	11.0	954,985	5.3

Revenues before provision for doubtful accounts	29,309,857	110.5	18,218,417	101.9
Provision for doubtful accounts	(2,790,920)	(10.5)	(334,347)	(1.9)

Net patient service revenue less provision for bad debts	$26,518,937	100.0%	$17,884,070	100.0%

	Six Months Ended June 30,
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$28,141,822	65.2%	$20,479,424	61.4%
Government-related programs	14,739,785	34.2	11,912,822	35.7
Self-pay patients	4,442,894	10.3	1,560,207	4.8

Revenues before provision for doubtful accounts	47,324,501	109.7	33,952,453	101.9
Provision for doubtful accounts	(4,187,831)	(9.7)	(625,150)	(1.9)

Net patient revenue less provision for bad debts	$43,136,670	100.0%	$33,327,303	100.0%

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In July 2012, the FASB issued ASU 2012-01 “Health Care Entities (Topic 954) Continuing Care Retirement Communities – Refundable Advance Fees” (“ASU 2012-01”), which clarifies that an entity should classify an advance fee as deferred revenue when a continuing care retirement community has a resident contract that provides for payment of the refundable advance fee upon reoccupancy by a subsequent resident, which is limited to the proceeds of reoccupancy. Refundable advance fees that are contingent upon reoccupancy by a subsequent resident but are not limited to the proceeds of reoccupancy should be accounted for and reported as a liability. ASU 2012-01 requires retrospective application and is effective for fiscal periods beginning after December 15, 2012 for public companies, with early adoption permitted. The Company is currently assessing the impact ASU 2012-01 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In July 2012, the FASB issued ASU 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which provides an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact ASU 2012-02 will have on its financial statements, but does not expect a significant impact from adoption of the pronouncement.

NOTE 2 —BUSINESS OPERATIONS

University General Health System, Inc. is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today’s health care delivery environment. The Company currently operates one hospital and two ambulatory surgical centers in the Houston area. The Company also owns a revenue management company, a hospitality service provider and facility management company, three senior living facilities and manages six senior living facilities.

As of August 14, 2012, the Company currently owns or operates the following centers:

•	University General Hospital, which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas.

•	A hyberbaric wound care center as a hospital outpatient department (HOPD) of University General Hospital doing business under the name University General Hospital -Hyperbaric Wound Care Center.

•

Baytown Endoscopy Center, which is a 3-bed ambulatory surgery center. The Baytown Endoscopy Center is an HOPD of University General Hospital doing business under the name University General Hospital-Baytown Endoscopy Center.

•	A diagnostic imaging and physical therapy center as an HOPD of University General Hospital doing business under the name of UGH Diagnostic Imaging and UGH Physical Therapy.

•	Kingwood diagnostic and rehabilitation center as an HOPD of University General Hospital doing business under the name UGH Kingwood Diagnostic and Rehabilitation Center.

•	Mainland Surgery Center, which is an ambulatory surgery center in Dickinson, Texas, located approximately 25 miles from University General Hospital.

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•

UGHS Autimis Billing, Inc., which is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

•	UGHS Autimis Coding, Inc., which is a specialized health care coding company that serves hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

As of June 30, 2012, the Company operated under three segments of business: Hospital, Senior Living and Support Services. As the Company implements its business plan, the Company expects to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. The Company intends to aggressively pursue its acquisitions strategy during the remainder of 2012 and beyond.

NOTE 3 — GOING CONCERN

The Company had net income of $5,574,225 and net cash provided by operating activities of $2,384,981 for the six months ended June 30, 2012. However, the Company had negative working capital of $46,826,422 and held cash and cash equivalents of $475,885 at June 30, 2012. The negative working capital and relative low levels of cash and cash equivalents amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months. On July 13, 2012, the Company entered into a Compromise Settlement Agreement and Release of Claims (“Agreement”) with Regions Bank (“Regions Bank”). The Agreement is dated effective June 29, 2012. Pursuant to the Agreement, the Company settled certain disputes and obligations with Regions Bank related to (i) the loans evidenced by that certain promissory note dated August 14, 2006 in the original principal amount of $1,000,000 executed by UHS (the “UHS Loan”), (ii) the loans evidenced by that certain promissory note dated December 13, 2006 in the original principal amount of $1,000,000 executed by the former partners of UHS and (the “Doctors Loan”) and (iii) the Master Equipment Lease dated August 30, 2006 obligating UGH to pay rentals of $11,184,379.08 for certain medical equipment leased to UGH (the “Equipment Lease”) (such settlements of each of the UHS Loan and Doctors Loan and the Equipment Lease being referred to herein as the Regions Settlement”). Pursuant to the Agreement, on June 29, 2012, UHS paid (i) $735,162.33 in full and final settlement of the UHS Loan, and (ii) $764,837.67 in full and final settlement of the Doctors Loan and (iii) $1,250,000 as the initial installment for the full and final settlement of the Equipment Lease. The second installment of $2,215,000 for the settlement of the Equipment Lease is due on or before September 28, 2012 and the final installment of $2,125,000 for the settlement of the Equipment Lease is due on or before December 31, 2012. The Company recognized a one-time gain of approximately $2.6 million as a result of the Regions Settlement in the second quarter of 2012. The Company is also currently working with certain vendors to extend repayment terms. Further, management believes that the Company has additional opportunities to raise capital in the public markets and is in current negotiations with investors and banks to raise capital and secure additional financing.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. Effective May 2, 2012 the Company also completed a securities purchase agreement with institutional investors (the “purchasers”), for the private issuance and sale by the Company to the purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “preferred shares”) with each preferred share initially convertible into approximately 4,545 shares of the Company’s common stock and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “warrants”). The preferred shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred shares and warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The total purchase price for the TrinityCare Facilities was $17,898,735, consisting of: 1) $1,407,546 cash payable on August 30, 2011; 2) $2,815,089 in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 14,395,895 shares of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at $13,676,100. As of June 30, 2012, the outstanding balance of the cash payable for the acquisitions was $521,401.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.

During the three months ended June 30, 2012, the Company received the final valuation studies for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been restrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded a fair value adjustment of $10,800,564 to its property and equipment and revised other provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to increase goodwill by $5,550,564 and other intangibles by $5,250,000.

The fair value of customer relationship, tradename and non-compete agreement was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to general and administrative expenses over their estimated period of use of five years, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has restrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As Originally Reported in Form 10-K	Measurement Period Adjustments	As Retrospectively Adjusted
Assets
Current assets	$734,658	$—	$734,658
Property and equipment	29,893,564	(10,800,564)	19,093,000
Other noncurrent assets	2,031,967	—	2,031,967
Intangible assets:
Customer relationships	—	630,000	630,000
Tradename	—	2,620,000	2,620,000
Non-compete agreement	—	2,000,000	2,000,000
Goodwill	9,727,426	5,550,564	15,277,990

Total assets acquired	42,387,615	—	42,387,615

Liabilities
Accounts payable and accrued expenses	827,603	—	827,603
Deferred revenue	24,375	—	24,375
Notes payable, current portion	6,830,976	—	6,830,976
Notes payable, less current portion	11,655,780	—	11,655,780

Total liabilities assumed	19,338,734	—	19,338,734

Assets acquired less liabilities assumed	23,048,881	—	23,048,881

Less: fair value attributable to noncontrolling interest	(5,150,146)	—	(5,150,146)

Total purchase consideration	$17,898,735	$—	$17,898,735

Goodwill includes goodwill attributable to both the Company’s and noncontrolling interest. The fair value attributable to noncontrolling interest was estimated to be approximately $5,150,146 and was based on the purchase price the Company paid for its 51% ownership interest of TrinityCare Senior Living, LLC. The goodwill balance is primarily attributable to TrinityCare’s assembled workforce and the expected synergies and revenue opportunities when combining the senior living communities with the Company’s integrated healthcare network.

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

Autimis

On June 30, 2011, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimis”), pursuant to which the Company acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Prior to the acquisition, Autimis had provided billing, coding and other revenue cycle management services to the Company since September 2009 under separate service agreements. The Company acquired Autimis to further its integrated regional diversified healthcare network. The Company has included the financial results of Autimis in the consolidated financial statements from the date of acquisition. Autimis is included in the Support Services segment.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

During the three months ended June 30, 2012, the Company received the final valuation studies for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been restrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded the revised provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to decrease goodwill by $1,650,000.

The Company has restrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As Originally Reported in Form 10-K	Measurement Period Adjustments	As Retrospectively Adjusted
Assets
Current assets	$132,847	$—	$132,847
Property and equipment	92,537	—	92,537
Intangible assets:
Customer relationships	—	1,050,000	1,050,000
Tradename	—	140,000	140,000
Software	1,200,000	460,000	1,660,000
Goodwill	7,067,321	(1,650,000)	5,417,321

Total assets acquired	8,492,705	—	8,492,705

Liabilities
Accounts payable and accrued expenses	212,705	—	212,705

Total liabilities assumed	212,705	—	212,705

Total purchase consideration	$8,280,000	$—	$8,280,000

Current assets with aggregate fair value of $132,847 include accounts receivable with fair value of $119,382. The goodwill of $5,417,321 is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions. The fair value of customer relationships, tradename and software was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to general and administrative expenses over their estimated period of use of five and ten years for the software, respectively.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Assets
Current assets	$66,841
Property and equipment	38,881
Goodwill	1,504,563

Total assets acquired	1,610,285

Liabilities
Accounts payable and accrued expenses	140,844
Notes payable, current portion	7,126
Notes payable, less current portion	62,315

Total liabilities assumed	210,285

Total purchase consideration	$1,400,000

The total current assets with aggregate fair value of $66,841, includes cash and prepaid insurance, approximates fair value because of the relatively short maturity of these instruments. The goodwill of $1,504,563 is deductible for income tax purposes. The goodwill balance is primarily attributable to Sybaris’ assembled workforce and the expected synergies and revenue opportunities when combining the hospitality service and facilities management of Sybaris within the Company’s integrated solutions.

Baytown Center

On April 13, 2012, through wholly-owned subsidiaries, the Company completed the assets acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of the Company’s hospital segment. Primary procedures at the Baytown Center include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a multi-specialty group of physicians operating in Baytown. The transaction was financed primarily with issuing a one-year promissory note payable of $161,915. The purchase included the acquisition of assets and assumption of leases and certain equipment financing commitments. The Company has included the financial results of Baytown Center in the consolidated financial statements from the date of acquisition. Baytown Center is included in the hospital segment.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Diagnostic Imaging and Physical Therapy

On April 26, 2012, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with Diagnostic Imaging and Physical Therapy Centers (“UGH Diagnostic Imaging and UGH Physical Therapy”), pursuant to which the Company acquired the business assets and properties of UGH Diagnostic Imaging and UGH Physical Therapy, which are free-standing facilities which operate as hospital outpatient departments (HOPD) of the Company’s hospital segment. The purpose of the acquisition was to expand the Company’s capability and increase market share.

The total purchase consideration for UGH Diagnostic Imaging and UGH Physical Therapy Centers was $7,460,000, consisting of the issuance by UGHS of (i) $6,714,000 promissory note payable to the seller and (ii) 1,865,000 shares (the “Stock Consideration”) of the Company’s Common Stock issued by the seller. The total purchase consideration was based upon a fair market valuation of UGH Diagnostic Imaging and UGH Physical Therapy determined by the Company, with consideration of a valuation report performed by a third party valuation firm.

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

Assets
Property and equipment	$793,743
Goodwill	6,700,944

Total assets acquired	7,494,687

Liabilities
Accrued expenses	34,687

Total liabilities assumed	34,687

Total purchase consideration	$7,460,000

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited pro-forma information below for the three and six months ended June 30, 2012 and 2011 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$30,071,762	$22,052,785	$50,656,845	$41,342,424
Income from operations	10,142,729	2,435,152	12,602,974	4,324,713
Net income attributable to the Company	5,380,281	316,001	6,312,961	649,194
Basic and Diluted income per share	0.02	0.00	0.02	0.00

NOTE 5 — GOODWILL

The Company performs an impairment test for goodwill at least annually as of June 30, 2012 for TrinityCare and Autimis acquisitions, or more frequently if indicators of potential impairment exist. The carrying value of the Company’s goodwill is reviewed, and if this review indicates that it will not be recoverable the Company’s carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable reporting unit was less than its carrying value as of June 30, 2012. Accordingly, the Company determined that as of June 30, 2012, goodwill was not impaired. The Company used a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows and determined that as of June 30, 2012 goodwill was not impaired. During the course of 2011 and 2012, the market price of the Company’s common stock declined significantly; however, the Company concluded that the decline did not constitute an indicator of potential impairment as there had not been a significant change in the estimated future cash flows of the Company’s reporting units. As a result, there was no change in the carrying value of goodwill as of June 30, 2012.

NOTE 6 — DEBT OBLIGATIONS

Lines of Credit

On July 9, 2008, UGH LP entered into an Amended and Restated Line of Credit Agreement for a $7,000,000 secured revolving credit facility with interest rate of 6.0% that was initially set to mature on January 15, 2012. This Amended and Restated Line of Credit Agreement amended and restated the Company’s former Line of Credit Agreement of $8,000,000 dated March 27, 2006, which was set to mature on April 30, 2011. On September 1, 2006, UGH GP entered into another line of credit agreement for a $1,500,000 secured revolving credit facility with interest rate of 8.0% originally maturing April 30, 2011. In May 2012, the Company and the financial institution agreed to extend the term of the line of credit from April 30, 2012 to September 15, 2012. Loans under these lines of credit are secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The lines of credit contain various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the line of credit agreements. The Company was not in compliance with certain of the financial covenants contained in the lines of credit agreements as of June 30, 2012 and December 31, 2011; however, the financial institution waived such non-compliance covenants. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances on the lines of credit of $8,451,025. The Company recognized interest expense on the lines of credit of $134,021 and $122,978 for the three months ended and $268,041 and $245,956 for the six months ended June 30, 2012 and 2011, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Notes Payable

The Company’s third party notes payable consisted of the following:

	June 30, 2012	December 31, 2011
Note payable, maturing on March 31, 2012, interest rate of 6.5% at June 30, 2012	$348,126	$434,626
Note payable, maturing on September 15, 2012, interest rate of 6.0% at June 30, 2012	3,600,000	5,150,000
Note payable, maturing on April 30, 2013, interest rate of 5.0% at June 30, 2012	114,308	—
Note payable to Siemens, maturing on May 31, 2013, interest rate of 6.0% at June 30, 2012	2,753,232	3,451,555
Notes payable, maturing on July 31, 2013, interest rate of 22.3% at June 30, 2012	2,000,000	—
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5% at June 30, 2012	420,435	818,776
Note payable, maturing on November 29, 2013, interest rate of 4.25% at June 30, 2012	732,079	982,079
Note payable, maturing on April 25, 2014, interest rate of 5.0% at June 30, 2012	6,714,000	—
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at June 30, 2012	6,135,105	6,170,366
Mortgage payable to Trustmark National Bank, maturing on May 31, 2012, interest rate of 5.0% at June 30, 2012	5,232,413	5,311,654
Mortgage payable to Citizens National Bank of Sevierville, maturing on July 13, 2012, interest rate of 6.5% at June 30, 2012	5,700,648	5,777,268
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6.0% at June 30, 2012	2,815,089	2,815,089
Note payable to a shareholder, due on demand, interest rate of 15.0%	134,000	—
Note payable to a shareholder, maturing in 2017, non-interest bearing	325,000	—
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $82,966 at June 30, 2012	1,217,034	—

Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at June 30, 2012	700,000	—
Various notes payable, bearing interest ranging from 0% to 10.5%, maturing in June 2012 at June 30, 2012	294,440	340,319
Notes payable was paid in full in June 2012.	—	1,404,063
Notes payable was paid in full in May 2012.	—	2,250,000
Note payable, maturing on June 30, 2012, interest rate of 6.34%. Note was paid in full in June 2012.	—	403,302
Various notes payable, due on various dates, interest rates ranging from 0.0% to 6.25%. Notes were paid in full in June 30, 2012.	—	132,708
Note payable, maturing on April 27, 2012, interest rate of 18.0% . Note was paid in full in May 2012.	—	2,000,000

Total debt	$39,235,909	$37,441,805
Less: current portion	(25,528,386)	(28,982,331)

Total debt, less current portion	$13,707,523	$8,459,474

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012. As a result, the Company classified the amount due in 2012 as short-term at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31 2011, the total outstanding balance of these notes was $3,600,000 and $5,150,000, respectively.

In connection with the Baytown acquisition, the Company entered into a promissory note of $161,915 with seller on April 13, 2012. The promissory note bear interest rate of 5.0% and is payable over 12 months. At June 30, 2012, the amount outstanding on this note was $114,308.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013. As of June 30, 2012 and December 31, 2011, the outstanding balance was $2,753,232 and $3,451,555.

On May 31, 2012, the Company entered into a $2,000,000 promissory note with a third-party. In lieu of cash interest on the principal balance of this note, payee received interest in the form of an aggregate of 2,000,000 shares of the common stock, $0.001 par value per share of the Company, which is an equivalent to 22.3% per annum. This note is payable on July 31, 2013. At June 30, 2012, the amount outstanding on this note was $2,000,000.

The Company entered into various loans due to Medicare related to overpayment for Medicare Services. The loans bear interest rates ranging from 11.0% to 11.5% and will be repaid in monthly installments. As of June 30, 2012 and December 31, 2011, the outstanding balance on this finance agreement was $420,435 and $818,776, respectively.

In November 2006, the Company entered into a $1.0 million promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At June 30, 2012 and December 31, 2011, the amount outstanding on this note was $732,079 and $982,079, respectively.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012 (“Closing Date”). The promissory note bears an interest rate of 5.0% and is payable over 26 months beginning 75 days following the Closing Date. At June 30, 2012, the amount outstanding on this note was $6,714,000.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At June 30, 2012 and December 31, 2011, the amount outstanding on these notes was $2,815,089. In addition, the Company assumed three mortgage notes of $17,463,982. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. As of June 30, 2012 and December 31, 2012, the total outstanding on these notes was $17,068,166 and $17,259,288, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of June 30, 2012 and December 31, 2011, the total outstanding balance of these notes was $700,000, respectively. At December 31, 2011, these subordinated promissory notes were not included in third party, but in related party notes.

On September 30, 2011, the Company entered into a $714,162 finance agreement with a third-party financial institution, bearing interest at a rate of 6.34% and will be repaid in monthly payments of $61,097 over a period of nine months beginning on October 30, 2011. The purpose of this finance agreement is to purchase general liability and malpractice insurance policies for the Company. As of December 31, 2011, the outstanding balance on this finance agreement was $403,302. The note was paid in full in June 2012.

In December 2006, the Company entered into $2,000,000 promissory note with a third-party financial institution, bearing interest at a rate of 5.25% and initially was to be repaid in monthly installments over twelve months. The note was modified on December 13, 2007 into two separate notes requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. On June 29, 2012, the Company entered into a compromise settlement agreement and release of claims (“Agreement”) with Regions Bank (“Regions Bank”) with respect to these two promissory notes. Under the terms of the agreement, Regions Bank agreed to reduce the remaining principal balance and forgive all accumulated interest accruing through the date of the agreement. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. Based on the terms of the agreement, the Company paid the remaining balance to Regions Bank on June 29, 2012. At December 31, 2011, the amount outstanding on these notes was $1,404,063.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

On December 22, 2011, the Company entered into a compromise and settlement agreement with Texas Community Bank (“Texas Community”) with respect to an approximately $2.6 million promissory note. Under the terms of the agreement, Texas Community agreed to reduce the principal balance from $2,401,950 to $2,350,000 and forgive all past due interest, late fees and penalties accruing through the date of the agreement. The agreement further provides that effective January 1, 2012, the interest rate is reduced by 200 basis points (or 2.0%) per year until such amount is paid in full. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. At December 31, 2011, the amount outstanding on these notes was $2,250,000. The note was paid in full in May 2012.

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 31, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012.

The Company recognized total interest expense on all of its notes payable of $585,031 and $181,053 for the three months ended and $1,147,650 and $419,490 for the six months ended June 30, 2012 and 2011, respectively. The Company accrued interest payable of $322,764 and $469,285 as of June 30, 2012 and December 31, 2011, respectively.

Total principal payment obligations relating to the Company’s third party notes payable for the next five years and thereafter are as follows:

Payments
2013	$25,528,386
2014	6,239,174
2015	311,108
2016	321,894
2017	332,611
Thereafter	6,502,736

Total	$39,235,909

See further discussion regarding the related party notes payable in Note 8.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 7 — LEASE OBLIGATIONS

Capital Leases

The Company has eight capital lease obligations with five financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $26,303,671 at June 30, 2012. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable 1 to 289 monthly installments, and mature between April 21, 2012 and July 30, 2036. As of June 30, 2012 and December 31, 2011, the Company had capital lease obligations of $35,889,486 and $37,021,438, respectively. Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at June 30, 2012, are summarized as follows:

	Related Party Leases	Third Party Leases	Total
2013	$2,323,333	$4,697,688	$7,021,021
2014	2,323,333	307,317	2,630,650
2015	2,323,333	21,492	2,344,825
2016	2,323,333	10,746	2,334,079
2017	2,483,062	—	2,483,062
Thereafter	53,568,015	—	53,568,015

Total minimum lease payments	$65,344,409	$5,037,243	$70,381,652
Less amounts representing interest	34,419,262	72,904	34,492,166

Present value of minimum lease payments	30,925,147	4,964,339	35,889,486
Less current portion	253,397	4,633,186	4,886,583

Long-term portion	$30,671,750	$331,153	$31,002,903

On June 29, 2012, the Company entered into a compromise settlement agreement and release of claims (“Agreement”) with Regions Bank (“Regions Bank”) with respect to a $7,609,797 equipment lease. Under the terms of the agreement, Regions Bank agreed to reduce the remaining principal balance from $7,609,797 to $5,500,000 and forgive all accumulated interest, property tax, sales tax and penalties accruing through the date of the agreement. The gain of this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. Based on the terms of the agreement, the Company shall pay to Regions Bank the sum of $2,125,000 on September 28, 2012 and the sum of $2,125,000 on December 31, 2012. At June 30, 2012 and December 31, 2011, the amount outstanding on these notes was $4,250,000 and $5,706,156, respectively.

See further discussion regarding the related party capital lease obligation in Note 8.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 — RELATED PARTY TRANSACTIONS

Receivables from Related Parties

Receivables from related parties include employee advances and advances to affiliates consisted of the following:

	June 30, 2012	December 31, 2011
Receivable from shareholder of UGH GP	$938,820	$438,820
Receivable from Executive Officer	145,201	145,201
Receivable from Cambridge	—	74,743

Total receivables from related parties	$1,084,021	$658,764

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	June 30, 2012	December 31, 2011
Interest on notes payable to shareholders	1,391,173	1,560,581
Payable to Sybaris	681,155	932,507
Payable to Cambridge	16,959	—

Total payables to related parties	$2,089,287	$2,493,088

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$583,715	$631,493	$1,162,750	$1,288,381
Management fees	—	—	—	461,814
General and administrative expense	377,030	1,621,953	681,643	3,369,262
Amortization expense	171,290	171,290	342,580	342,580

Total	$1,132,035	$2,424,736	$2,186,973	$5,462,037

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2012 and December 31, 2011, the Company recorded a related party capital lease obligation of $30,925,147 and $31,042,859, respectively. Additionally, the Company incurred amortization expense of $171,290 related to the hospital for each of the three months ended June 30, 2012 and 2011 and $342,581 for each of the six months ended June 30, 2012 and 2011. For three and six months ended June 30, 2012 and 2011, the interest expense related to the capital lease obligation was $524,318 and $524,516 and $1,043,954 and $1,043,900, respectively.

The Company had no related party receivable as of June 30, 2012 and $74,743 as of December 31, 2011 from Cambridge principally related to an overpayment of overhead allocation expenses during 2011. The Company had a related party payable of $16,959 at June 30, 2012. During the three and six months ended June 30, 2012 and 2011, the Company incurred overhead allocation expenses and parking expenses from Cambridge of $285,304 and $264,782 and $499,748 and $603,489, respectively. These expenses were recorded as general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.

Management Services Agreements

Certain shareholders of the Company have organized APS, a Texas limited liability company, as a service company. APS is one of the Company’s major shareholders. The Company and APS have entered into a management services agreement, pursuant to which APS provides management services to the Company’s hospital segment for an initial term of five years. Compensation under this agreement was based on 5.0% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011. The Company incurred management services fees of $0 and $461,814 for the three and six months ended June 30, 2012 and 2011, respectively.

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

On December 31, 2011, the Company, through wholly-owned subsidiaries, acquired certain assets and assumed certain of the liabilities of Sybaris. All accounts receivable of the Seller are specifically excluded from the acquisition and a majority of the accounts receivable balance is owed by the Company. The Company believes the terms of the transaction between Sybaris and the Company are fair, reasonable and reflects fair market value. The Company recognized $1,072,199 and $2,091,774 services fees to Sybaris for the three and six months ended June 30, 2011, which were recorded as general and administrative expenses and included in the Consolidated Statements of Operations. At June 30, 2012 and December 31, 2011, the Company had related party payables to Sybaris of $681,155 and $932,507, respectively.

Other Related Party Transactions

The Company also makes advances to and receives advances from certain other entities. As of June 30, 2012 and December 31, 2011, shareholders of the Company owe $938,820 and $438,820 for advances. The advances are non-interest bearing and due upon demand and collaterized by shares of the Company with value in excess of amounts owed.

The Company received and issued non-interest bearing advances from an executive officer for working capital purposes. At June 30, 2012 and December 31, 2011, the Company had receivables of $145,201 from an executive officer, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Certain shareholders of the Company have organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the three and six months ended June 30, 2012 and 2011, UGH LP incurred total service expenses of $91,726 and $74,534 and $181,896 and $139,745, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable.

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	June 30, 2012	December 31, 2011
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,923,000	$1,923,000
Notes payable to shareholder, due on demand, non-interest bearing	—	84,962
Trinity notes payable to a shareholder, due on demand, non-interest bearing	241,527	263,499
Note payable to a shareholder, due on demand, interest rate of 15.0%	—	154,000
Note payable to a shareholder, maturing in 2017, non-interest bearing	—	370,000
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $112,791 at December 31, 2011	—	1,286,836
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at June 30, 2012	—	700,000

Total notes payable to related parties	$2,164,527	$4,782,297
Less: current portion	2,164,527	2,798,783

Notes payable to related parties, less current portion	$—	$1,983,514

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of June 30, 2012 and December 31, 2011, the outstanding balance on this loan agreement was $1,923,000.

The Company recognized total interest expense on all of its related party notes payable and capital lease of $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended June 30, 2012 and 2011, respectively. Total accrued interest on notes payable to related parties was $1,391,173 and $1,560,581 at June 30, 2012 and December 31, 2011, respectively.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP timely appealed the lost profits portion of the judgment and has suspended enforcement of the judgment pending the result of the appeal. The Company believes the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, the Company accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of June 30, 2012, which is included in the Consolidated Balance Sheets.

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

On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UHG LP has filed a timely appeal and suspended enforcement of the agreement judgment pending such appeal. As of June 30, 2012 and December 31, 2011 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $3,451,555 in the Consolidated Balance Sheets.

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service (the “IRS”) past due payroll taxes. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis. In August 2011, UGH LP entered into an installment agreement with the IRS pursuant to which UGH LP paid $165,000 per month towards satisfaction of the outstanding balance for various quarters in 2009. In March 2012, this agreement was terminated and the outstanding balance thereunder was paid in full. At June 30, 2012 and December 31, 2011, the Company accrued $5,149,799 and $4,171,826, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 — EQUITY

Common Stock

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5,033,000. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

On May 31, 2012, the Company entered into a $2.0 million promissory note with a third-party financial institution. In lieu of cash interest on the principal balance of this note, the company issued 2,000,000 shares of the common stock, $0.001 par value per share of the Company to the payee valued at $520,000.

On June 1, 2012, the Company issued 1,865,000 shares of its common stock in connection with the acquisition of UGH Diagnostic Imaging and UGH Physical Therapy at a price of $0.40 per share.

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock of $0.001 par value per share, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

Series C Preferred Stock

On May 2, 2012 the Company completed the private placement of Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with accredited investors at a price of $1,000 per share (the “Stated Value”), with an original issue discount of 12%. Each Preferred Share is convertible into approximately 4,545 shares of the Company’s common stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s common stock (the “Warrants”). The warrants are exercisable at $0.26 per share and expire in five years. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

The holders of the Preferred Shares are entitled to receive dividends at a variable rate, initially set at 8% per annum, increasing to 16% per annum on November 1, 2013, further increasing to 20% per annum on February 1, 2014 and finally increasing to 25% on May 1, 2014. The Preferred Shares accrue dividends at the rate of 8% of the original purchase price per year, payable only when, as and if declared by the Board of Directors and are cumulative. To date, no dividends have been declared on these shares.

In the event of any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A fundamental transaction or change of control transaction shall not be deemed a liquidation. The corporation shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each holder.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Each Preferred Share is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the purchase price of $1,000 by the conversion price of $0.22 per share in effect on the date of the certificate is surrendered for conversion. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. As of June 30, 2012, no Preferred Shares have been converted into the Company’s common stock.

In addition, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expenses were recorded as a charge to additional paid in capital. The warrants allow for the purchase of up to 17,309,094 shares of the Company’s common stock at an exercise price of $0.26 per share, are exercisable at any time, and expire on May 2, 2017. The fair value of warrants were computed using the Black-Scholes model under the following assumptions: (1) expected life of five years; (2) volatility of 120%; (3) risk-free interest rate of 0.82%; and (4) dividend rate of 0%. The fair value of the warrants was approximately $2,060,960. As of June 30, 2012, the entire warrant remains outstanding.

In accordance with ASC 470-20 Debt, Debt with Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the convertible preferred stock. The Company recognized a beneficial conversion feature discount on the convertible preferred stock at its intrinsic value, which was the fair value of the common stock at the commitment date for the Series C preferred stock investment, less the effective conversion price but limited to the proceeds received from the sale. The Company recognized the beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets on the date of the issuance of the preferred stock since the preferred stock were convertible at the issuance date.

Distributions of Noncontrolling Interests

During the six months ended June 30, 2012, the Company distributed cash to holders of noncontrolling interests of $172,762.

NOTE 11 — GAIN ON EXTINGUISHMENT OF LIABILITIES

In the three and six months ended June 30, 2012 and 2011, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three and six months ended June 30, 2012 and 2011, the Company recognized a gain on extinguishment of liabilities of $0 and $160,979 and $96,739 and $1,464,345, respectively, related to the accounts payable settlements.

During the quarter ended June 30, 2012, in connection with the cancellation of obligations with a debt holder, the Company recognized a gain of $2,806,787 representing the portion of principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes that have been extinguished in accordance with the statute of limitations.

The Company evaluated the classification of these gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of liabilities” within income from continuing operations in the accompanying Statement of Operations for the quarter ended June 30, 2012.

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. The diluted earnings per share calculation excludes 17,307,360 potential shares for the three and six months ended June 30, 2012 due to their anti-dilutive effect.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the components used to determine total diluted shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	309,510,470	253,000,000	296,475,348	214,080,503
Effect of dilutive securities:
Convertible preferred stock	17,307,360	—	17,307,360	—
Warrants	—	—	—	—

Diluted weighted average shares outstanding	326,817,830	253,000,000	313,782,708	214,080,503

NOTE 13 — SEGMENT INFORMATION

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

The Company operates in three lines of business - (i) as a hospital, (ii) as a senior living care community, and (iii) as a support services company. These segments were determined based on the way that the Company’s chief operating decision makers organize the Company’s business activities for making operating decisions and assessing performance.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Hospital	$27,009,385	$17,887,041	$43,694,503	$33,336,256
Senior living	1,968,328	—	3,886,566	—
Support Services	2,231,440	—	4,156,358	—
Intersegment revenues	(1,836,076)	—	(3,277,295)	—

Total revenues	$29,073,077	$17,887,041	$48,160,132	$33,336,256

Depreciation and amortization
Hospital	$1,312,990	$1,757,509	$2,734,907	$3,520,116
Senior living	286,912	—	549,296	—
Support Services	170,018	—	210,890	—

Total depreciation and amortization	$1,769,920	$1,757,509	$3,495,093	$3,520,116

Operating income from operations
Hospital	$9,675,390	$898,691	$11,541,215	$1,719,619
Senior living	262,382	—	413,149	—
Support Services	(90,536)	—	(90,126)	—
Intersegment income	—	—	—	—

Total operating income	$9,847,236	$898,691	$11,864,238	$1,719,619

	As of June 30, 2012	As of December 31, 2011
Total segment assets
Hospital	$76,007,256	$62,233,413
Senior living	41,675,279	42,378,141
Support Services	9,837,771	9,890,368

Total assets	$127,520,306	$114,501,922

NOTE 14 — INCOME TAXES

The provision for current income taxes of $3,506,131 for the six months ended June 30, 2012 was $3,200,000 for federal and $306,131 for state, and effective tax rate was 39% which was the same as the statutory rate.

Net deferred tax assets which totaled approximately $1,400,000 at June 30, 2012 (current deferred tax assets of approximately $4.5 million less noncurrent deferred tax liabilities of approximately $3.1 million) were reduced by a valuation allowance of $1,400,000 as the more likely than not criterion for recognition of the assets was not met. The valuation allowance was reduced by approximately $900,000 million during the six months ended June 30, 2012.

The provision for income taxes of $162,000 for the six months ended June 30, 2011 was for state income taxes. No current or deferred federal taxes were payable because of net operating losses. This net presentation of the deferred tax accounts on the balance sheet is conservative and is not predicative of the year end presentation.

NOTE 15 — SUBSEQUENT EVENTS

On August 01, 2012, the Company announced that it has completed the acquisition of diagnostic imaging, physical therapy and sleep clinics in Kingwood, Texas, a suburb of Houston, for a combination of stock, cash, and the acquisition of debt. The agreement was executed with Management Affiliates of Northeast Houston, LLC, d/b/a UGH Kingwood Diagnostic and Rehabilitation Center, which represents an association of thirteen physicians and primary care practitioners, including physician assistants and nurse practitioners. This acquisition will contribute to the expansion of the Company’s regional network in the north Houston metropolitan area. The Company estimates that the acquired clinics should generate at least $6.5 million in annual net patient revenues, along with a projected yearly EBITDA of $2.6 million. The clinics will become hospital outpatient departments (HOPDs) of the Company’s hospital segment.

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

Readers should consider the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”). Readers should carefully review the Form 10-K in its entirety including, but not limited to, our financial statements and the notes thereto and the risks and uncertainties described in Item 1A - “Risk Factors” of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. We do not undertake to update its forward-looking statements.

General

University General Health System, Inc. (“we,” “UGHS” or the “Company”) is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today’s health care delivery environment. We currently operate one hospital and two ambulatory surgical centers in the Houston area. We also own a revenue management company, a hospitality service provider and facility management company, three senior living facilities and manage six senior living facilities. We plan to complete additional complementary acquisitions during the remainder of 2012 and future years in Houston and other markets.

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

As of June 30, 2012, we conducted operations through our wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Coding, Inc. and Sybaris Group, Inc.

We made progress on a number of our strategic initiatives during the quarter ended June 30, 2012. On April 13, 2012, through wholly-owned subsidiaries, the Company completed the assets acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of the Company’s hospital segment. Primary procedures at the Baytown Center include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a prominent multi-specialty group of physicians operating in Baytown. The Company expects the Baytown Center to contribute approximately $12 million in net patient revenue, along with projected Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) of $5 million, during its first year of operations. The Company paid $161,915 in total consideration for the assets. The transaction was financed primarily with issuing a one-year promissory note payable. The purchase included assets and assumption of certain equipment financing commitments.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5,033,000. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

On May 2, 2012 the Company issued 3,808 shares of Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “Warrants”) at a price of $0.26 per share. The Preferred Shares were issued at an aggregate stated value of $1,000 per share with an issue original issue discount of 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

On June 1, 2012, the Company completed an asset purchase agreement between the Company and a diagnostic imaging and physical therapy centers that are located in the northern portion of the Houston metropolitan area. The diagnostic imaging and physical therapy centers will each become hospital outpatient departments of the Company’s University General Hospital. A diagnostic imaging and physical therapy centers as a HOPD of University General Hospital doing business under the name of UGH Diagnostic Imaging and UGH Physical Therapy. The total purchase consideration for UGH Diagnostic Imaging and UGH Physical Therapy was $7,460,000, consisting of the issuance by UGHS of 1,865,000 shares (the “Stock Consideration”) of the Company’s Common Stock.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table contains our consolidated and segments results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$26,709,385	91.9%	$17,887,041	100.0%	$8,822,344
Senior living	1,968,328	6.8	N/A	N/A	1,968,328
Support services	395,364	1.4	N/A	N/A	395,364

Total Revenues	29,073,077	100.0	17,887,041	100.0	11,186,036
Operating expenses
Salaries, wages and benefits	8,735,661	30.0	6,812,693	38.1	1,922,968
Medical supplies	3,859,736	13.3	3,103,206	17.3	756,530
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	—	1,303,727	7.3	(1,303,727)
General and administrative expenses (includes related party expenses of $377,030 and $1,621,953 for the three months ended and $681,643 and $3,369,262 for the six months ended)	7,667,311	26.4	4,172,194	23.3	3,495,117
Gain on extinguishment of liabilities	(2,806,787)	(9.7)	(160,979)	(0.9)	(2,645,808)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	1,769,920	6.1	1,757,509	9.8	12,411

Total operating expenses	19,225,841	66.1	16,988,350	95.0	2,237,491

Operating income	9,847,236	33.9	898,691	5.0	8,948,545
Other expense
Interest expense, net of interest income of $20,000 and $0 for the three months ended and $40,000 and $0 for the six months ended (includes related party interest expense $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended)	(1,385,335)	(4.8)	(1,045,427)	(5.8)	(339,908)

Income (loss) before income tax	8,461,901	29.1	(146,736)	(0.8)	8,608,637
Income tax expense	3,407,131	11.7	81,000	0.5	3,326,131

Income (loss) before noncontrolling interest	5,054,770	17.4	(227,736)	(1.3)	5,282,506
Net income attributable to noncontrolling interests	30,018	0.1	—	—	30,018

Net income (loss) attributable to the Company	$5,084,788	17.5%	$(227,736)	(1.3)%	$5,312,524

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Our revenues for the three months ended June 30, 2012 increased $11.2 million, or 62.6%, to $29.1 million as compared to $17.9 million for the three months ended June 30, 2011. The revenues increase was primarily attributable to a 12.2% increase in our average daily census. The average daily census for the three months ended June 30, 2012 was 37 as compared to 33 for the three months ended June 30, 2011. In addition, the adjusted patient days increased by 103 days compared to the prior quarter of last year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $2.4 million and the acquisitions of Baytown and UGH digital imaging and physical therapy centers contributed to additional revenues of $2.3 million for the three months ended June 30, 2012.

Salaries, wages and benefits for the three months ended June 30, 2012 increased approximately $1.9 million, or 27.9%, to $8.7 million from $6.8 million for the three months ended June 30, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 30.0% in the three months ended June 30, 2012 from 38.1% in the three months ended June 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues, offset by the increase in acquisitions of TrinityCare, Autimis and Sybaris of approximately $2.1 million.

Medical supplies expense for the three months ended June 30, 2012 increased approximately $0.8 million, or 25.8%, to $3.9 million from $3.1 million for the three months ended June 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the three months ended June 30, 2012 increased approximately by 22.3% or $681 per APD from $557 per APD for the three months ended June 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 13.3% in the three months ended June 30, 2012 as compared to 17.3% in the three months ended June 30, 2011. Medical supplies rate decreased in the three months ended June 30, 2012 due to an increase in net revenues.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the three months ended June 30, 2011 was $1.3 million.

General and administrative (“G&A”) expenses for the three months ended June 30, 2012 increased approximately $3.5 million, or 83.3%, to $7.7 million from $4.2 million for the three months ended June 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties and marketing fees of approximately $3.5 million. As a percentage of revenues, G&A expenses increased to 26.4% in the three months ended June 30, 2012 from 23.3% in the three months ended June 30, 2011.

During the three months ended June 30, 2011, we settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended June 30, 2011, we recognized a gain on extinguishment of liabilities of approximately $0.2 million. In addition, in connection with the cancellation of obligations with a debt holder during the three months ended June 30, 2012, the Company recognized a gain of $2.8 million representing the portion of principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes that have been extinguished in accordance with the statute of limitations.

Depreciation and amortization expense remained consistent to $1.8 million for the three months ended June 30, 2012 compared to $1.8 million for the three months ended June 30, 2011, as a result of some assets being fully depreciated in the current quarter as compared to prior quarter, offset by an increase of approximately $0.3 million in the acquisitions of TrinityCare, Autimis and Sybaris.

Net interest expense was $1.4 million during the three months ended June 30, 2012 as compared to $1.0 million during the three months ended June 30, 2011. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the second quarter of 2012, as compared to the prior year second quarter, was attributable to an increase in our outstanding debt balance and debt assumed from the acquisition of TrinityCare and Sybaris.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $0.2 million and $0.1 million in state income tax expense for the three months ended June 30, 2012 and 2011, respectively.

The Company’s effective tax rate for the current year second quarter was 40.3%, resulting in estimated income tax expense of $3.4 million. The Company had net operating loss carryforwards for income tax purposes for the prior year second quarter.

As a result of the foregoing, our net income was $5.1 million for the three months ended June 30, 2012 as compared to a net loss of $0.2 million for the three months ended June 30, 2011.

Segment Results of Operations

Hospital

Our revenues for the three months ended June 30, 2012 increased by $8.8 million, or 49.2%, to $26.7 million as compared to $17.9 million for the three months ended June 30, 2011. The revenues increase was primarily attributable to a 12.2% increase in our average daily census. The average daily census for the three months ended June 30, 2012 was 37 as compared to 33 for the three months ended June 30, 2011. In addition, the adjusted patient days increased by 103 days compared to the prior quarter of last year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of Baytown and UGH digital imaging and physical therapy centers contributed to additional revenues of $2.3 million for the three months ended June 30, 2012.

Our provision for doubtful accounts during the three months ended June 30, 2012 increased $2.5 million to 9.5% of net revenue before the provision for doubtful accounts as compared to 1.8% of net revenue before the provision for doubtful accounts during the three months ended June 30, 2011. This change was primarily due to an increase in self-pay patients in the mix of patients that we serve.

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

Our day’s revenues outstanding were 58 days at June 30, 2012 as compared to 59 days at December 31, 2011. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods.

Salaries, wages and benefits for the three months ended June 30, 2012 decreased approximately $0.1 million, or 1.5%, to $6.7 million from $6.8 million for the three months ended June 30, 2011, even though we acquired three additional locations, Baytown, UGH Digital Imaging and UGH Physical Therapy, in the current year. As a percentage of revenues, salaries, wages and benefits decreased to 25.1% in the three months ended June 30, 2012 from 38.1% in the three months ended June 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues as compared to the three months ended June 30, 2011.

Medical supplies expense for the three months ended June 30, 2012 increased approximately $0.8 million, or 25.8%, to $3.9 million from $3.1 million for the three months ended June 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the three months ended June 30, 2012 increased approximately by 22.3% or $681 per APD from $557 per APD for the three months ended June 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 14.6% in the three months ended June 30, 2012 as compared to 17.3% in the three months ended June 30, 2011. Medical supplies rate decreased in the three months ended June 30, 2012 due to an increase in net revenues.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the three months ended June 30, 2011 was $1.3 million.

General and administrative expenses for the three months ended June 30, 2012 increased approximately $3.8 million, or 90.5%, to $8.0 million from $4.2 million for the three months ended June 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties and marketing fees of approximately $3.5 million. As a percentage of revenues, G&A expenses increased to 30.0% in the three months ended June 30, 2012 from 23.3% in the three months ended June 30, 2011 due to increased net revenues.

Depreciation and amortization expense for the three months ended June 30, 2012 decreased by $0.5 million, or 27.8%, to $1.3 million as compared to $1.8 million for the three months ended June 30, 2011. The decrease in depreciation and amortization expense resulted from assets being fully depreciated in the current year first quarter as compared to the prior year period.

Net interest expense was $1.1 million in current year second quarter as compared to $1.0 million in the prior year second quarter. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense was due to a higher average outstanding amount on notes during the current year second quarter.

Operating income of the hospital segment was approximately $9.7 million for the current year second quarter, as compared to the operating income of $0.9 million for the year prior year second quarter. The increase in operating income was due to improved leveraging of expenses from significant increase in revenues. In addition, the increase in net operating expense was driven by increase in G&A expenses and medical supplies, offset by no management fees incurred and additional gain on extinguishment of liabilities in this period as compared to the prior year period.

Senior Living

Senior living net revenues for the three months ended June 30, 2012 were approximately $2.0 million. This reflects average revenue per unit occupied of $3,043. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 91.7% for the three months ended June 30 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

For the three months ended June 30, 2012, salaries and benefit expense was $0.7 million, G&A expense was $0.7 million, depreciation and amortization was $0.3 million and interest expense was $0.3 million. The income from operations was approximately $0.3 million.

Support Services

Support services segment revenues for the three months ended June 30, 2012 were approximately $0.4 million. The net operating expense was $0.5 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table contains our consolidated and segments results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$43,394,503	90.1%	$33,336,256	100.0%	$10,058,247
Senior living	3,886,565	8.1	N/A	N/A	3,886,565
Support services	879,064	1.8	N/A	N/A	879,064

Total Revenues	48,160,132	100.0	33,336,256	100.0	14,823,876
Operating expenses
Salaries, wages and benefits	17,017,652	35.3	12,947,409	38.8	4,070,243
Medical supplies	6,791,861	14.1	6,263,841	18.8	528,020
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	—	2,693,382	8.1	(2,693,382)
General and administrative expenses (includes related party expenses of $377,030 and $1,621,953 for the three months ended and $681,643 and $3,369,262 for the six months ended)	11,894,814	24.7	7,656,234	23.0	4,238,580
Gain on extinguishment of liabilities	(2,903,526)	(6.0)	(1,464,345)	(4.4)	(1,439,181)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	3,495,093	7.3	3,520,116	10.6	(25,023)

Total operating expenses	36,295,894	75.4	31,616,637	94.8	4,679,257

Operating income	11,864,238	24.6	1,719,619	5.2	10,144,619
Other income (expense)
Interest expense, net of interest income of $20,000 and $0 for the three months ended and $40,000 and $0 for the six months ended (includes related party interest expense $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended)	(2,823,300)	(5.9)	(2,225,123)	(6.7)	(598,177)
Other income	11,583	0.0	—	—	11,583

Income (loss) before income tax	9,052,521	18.8	(505,504)	(1.5)	9,558,025
Income tax expense	3,506,131	7.3	162,000	0.5	3,344,131

Income (loss) before noncontrolling interest	5,546,390	11.5	(667,504)	(2.0)	6,213,894
Net income attributable to noncontrolling interests	27,835	0.1	—	—	27,835

Net income (loss) attributable to the Company	$5,574,225	11.6%	$(667,504)	(2.0)%	$6,241,729

(1)	Percentages may not foot due to rounding.

Our revenues for the six months ended June 30, 2012 increased $14.8 million, or 44.4%, to $48.1 million as compared to $33.3 million for the six months ended June 30, 2011. The revenues increase was primarily attributable to a 6.1% increase in our average daily census. The average daily census for the six months ended June 30, 2012 was 35 as compared to 33 for the six months ended June 30, 2011. In addition, the adjusted patient days increased by 1,244 days compared to the six months ended of prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $4.8 million and the acquisitions of Baytown and UGH digital imaging and physical therapy centers contributed to additional revenues of $2.3 million for the six months ended June 30, 2012.

Salaries, wages and benefits for the six months ended June 30, 2012 increased approximately $4.1 million, or 31.8%, to $17.0 million from $12.9 million for the six months ended June 30, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 35.3% in the six months ended June 30, 2012 from 38.8% in the six months ended June 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues as compared to the six months ended June 30, 2011, offset by an increase in the acquisitions of TrinityCare, Autimis and Sybaris of approximately $4.1 million.

Medical supplies expense for the six months ended June 30, 2012 increased approximately $0.5 million, or 8.0%, to $6.8 million from $6.3 million for the six months ended June 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the six months ended June 30, 2012 decreased approximately by 3.2% or $580 per APD from $599 per APD for the six months ended June 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 14.1% in the six months ended June 30, 2012 as compared to 18.8% in the six months ended June 30, 2011. Medical supplies rate decreased in the six months ended June 30, 2012 due to an increase in net revenues.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the six months ended June 30, 2011 was $2.7 million.

General and administrative (“G&A”) expenses for the six months ended June 30, 2012 increased approximately $4.2 million, or 54.5%, to $11.9 million from $7.7 million for the six months ended June 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties, and marketing fees of approximately $3.5 million. As a percentage of revenues, G&A expenses increased to 24.7% in the six months ended June 30, 2012 from 23.0% in the six months ended June 30, 2011.

During the six months ended June 30, 2012 and 2011, we settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the six months ended June 30, 2012 and 2011, we recognized a gain on extinguishment of liabilities of $0.1 million and $1.5 million, respectively. In addition, during the six months ended June 30, 2012, in connection with the cancellation of obligations with a debt holder, the Company recognized a gain of $2.8 million representing the portion of principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes that have been extinguished in accordance with the statute of limitations.

Depreciation and amortization expense remained consistent to $3.5 million for the six months ended June 30, 2012 compared to $3.5 million the six months ended June 30, 2011, as a result of some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $2.8 million during the six months ended June 30, 2012 as compared to $2.2 million during the six months ended June 30, 2011. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the current year, as compared to the prior year, was attributable to an increase in our outstanding debt balance and debt assumed from the acquisition of TrinityCare and Sybaris.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $0.3 million and $0.2 million in state income tax expense for the six months ended June 30, 2012 and 2011, respectively.

The Company’s effective tax rate for the current year was 38.7%, resulting in estimated income tax expense of $3.5 million. The Company had net operating loss carryforwards for income tax purposes for the prior year.

As a result of the foregoing, our net income was $5.6 million for the six months ended June 30, 2012 as compared to a net loss of $0.7 million for the six months ended June 30, 2011.

Segment Results of Operations

Hospital

Our revenues for the six months ended June 30, 2012 increased $10.0 million, or 30.0%, to $43.3 million as compared to $33.3 million for the six months ended June 30, 2011. The revenues increase was primarily attributable to a 6.1% increase in our average daily census. The average daily census for the six months ended June 30, 2012 was 35 as compared to 33 for the six months ended June 30, 2011. In addition, the adjusted patient days increased by 1,244 days compared to the six months ended of prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of Baytown and UGH digital imaging and physical therapy centers contributed to additional revenues of $2.3 million for the six months ended June 30, 2012.

Our provision for doubtful accounts during the six months ended June 30, 2012 increased $3.6 million to 8.8% of net revenue before the provision for doubtful accounts as compared to 1.8% of net revenue before the provision for doubtful accounts during the six months ended June 30, 2011. This change was primarily due to an increase in self-pay patients in the mix of patients that we serve.

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

Our day’s revenues outstanding were 58 days at June 30, 2012 as compared to 59 days at December 31, 2011. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods.

Salaries, wages and benefits for the six months ended June 30, 2012 remained consistent at $12.9 million as compared to the six months ended June 30, 2011, even though we acquired three additional locations, Baytown, UGH Digital Imaging and UGH Physical Therapy, in the current year. As a percentage of revenues, salaries, wages and benefits decreased to 29.7% in the six months ended June 30, 2012 from 38.8% in the six months ended June 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues as compared to the six months ended June 30, 2011.

Medical supplies expense for the six months ended June 30, 2012 increased approximately $0.5 million, or 8.0%, to $6.8 million from $6.3 million for the six months ended June 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the six months ended June 30, 2012 decreased approximately by 3.2% or $580 per APD from $599 per APD for the six months ended June 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 15.7% in the six months ended June 30, 2012 as compared to 18.8% in the six months ended June 30, 2011. Medical supplies rate decreased in the six months ended June 30, 2012 due to an increase in net revenues.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the six months ended June 30, 2011 was $2.7 million.

General and administrative expenses for the six months ended June 30, 2012 increased approximately $4.7 million, or 61.9%, to $12.3 million from $7.6 million for the six months ended June 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties fees and marketing fees of approximately $3.5 million. As a percentage of revenues, G&A expenses increased to 28.3% in the six months ended June 30, 2012 from 23.0% in the six months ended June 30, 2011 due to increased net revenues.

Depreciation and amortization expense for the six months ended June 30, 2012 decreased by $0.8 million, or 22.9%, to $2.7 million as compared to $3.5 million for the six months ended June 30, 2011. The decrease in depreciation and amortization expense resulted from assets being fully depreciated in the current year first quarter as compared to the prior year period.

Net interest expense remained consistent at $2.2 million in current year as compared the prior year. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations.

Operating income of the hospital segment was approximately $11.5 million for the current year, as compared to the operating income of $1.7 million for the year prior year. The increase in operating income was due to improved leveraging of expenses from significant increase in revenues. In addition, the increase in net operating expense was driven by increase in G&A expenses and medical supplies, offset by no management fees incurred and additional gain on extinguishment of liabilities in this period as compared to the prior year period.

Senior Living

Senior living net revenues for the six months ended June 30, 2012 were approximately $3.9 million. This reflects average revenue per unit occupied of $3,147. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 93.4% for the six months ended June 30, 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

For the six months ended June 30, 2012, salaries and benefit expense was $1.5 million, G&A expense was $1.4 million, depreciation and amortization was $0.5 million and interest expenses was $0.6 million. The income from operations was approximately $0.5 million.

Support Services

Support services segment revenues for the six months ended June 30, 2012 were approximately $0.9 million. The net operating expense was $1.0 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions and distributions to non-controlling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

Key components of our cash flows for the current year and prior year are summarized below:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$2,384,981	$(4,150,183)
Investing activities	(1,351,646)	(284,486)
Financing activities	(1,095,468)	2,342,918

During the current year, we generated $2.4 million in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of approximately $14.2 million. Net changes in operating assets and liabilities used net cash of approximately $11.8 million, which primarily included an $10.5 million increase in accounts receivable, a $0.8 million increase in related party receivable, offset by a $0.9 million decrease in account payable, accrued expenses and tax payable and a decrease of $0.4 million in prepaid expenses and other assets.

During the prior year, the cash used in operating activities was $4.2 million. Net loss, adjusted for non-cash expenses and income, provided cash of approximately $2.0 million. Net change in operating assets and liabilities used net cash of approximately $6.2 million, which primarily included a $3.5 million increase in accounts receivable, a $0.2 million increase in inventories and a $0.1 increase in prepaid expenses and other assets, offset by a decrease of $2.4 million in accounts payable.

The cash used in investing activities was approximately $1.4 million for the current year, compared to $0.3 million for the prior year. The increase in cash used in investing activities was primarily attributable to additional purchases of property and equipment as compared to the prior year.

The cash used in financing activities was approximately $1.1 million for the current year, compared to cash provided of approximately $2.3 million for the prior year. The decrease over the prior year was primarily caused by higher payments on short-term notes payable and higher payments on capital leases. Additionally, during the current year second quarter, we incurred additional borrowings under notes payable of $2.0 million.

As of June 30, 2012, we had a negative working capital of approximately $46.8 million compared to a negative of approximately $58.5 million as of December 31, 2011. We are a highly leveraged company with debt service requirements. Our short-term debt totaled approximately $36.1 million at June 30, 2012. The negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 Rule 506 of Regulation D thereunder. Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

We intend to complete a series of transactions comprising a refinancing and restructuring plan (the “Restructuring Plan”) of certain current debt obligations that is expected to involve (i) the refinancing loans with certain financial institutions, (ii) the completion of a new revolving line of credit secured by the hospital’s accounts receivable, (iii) work-outs of certain of our accounts payable with our trade creditors and equipment providers, as many of these accounts are in default, and (iv) work-outs of taxes payable with the Internal Revenue Service and other taxing authorities. Management believes that this can be achieved by the end of 2012, while there can be no assurances that the restructuring plan will be completed on terms acceptable to us or at all.

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were ineffective as of June 30, 2012. The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including our lack of an audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP timely appealed the lost profits portion of the judgment and has suspended enforcement of the judgment pending the result of the appeal. We believe the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, we accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of June 30, 2012, which is included in the Consolidated Balance Sheets.

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

On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has filed a timely appeal and suspended enforcement of the agreement judgment pending such appeal. The outstanding balance of this settlement was 2,753,232 and $3,451,555 as of June 30, 2012 and December 31, 2011.

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service (the “IRS”) past due payroll taxes. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis. In August 2011, UGH LP entered into an installment agreement with the IRS pursuant to which UGH LP paid $165,000 per month towards satisfaction of the outstanding balance for various quarters in 2009. In March 2012, this agreement was terminated and the outstanding balance thereunder was paid in full. At June 30, 2012 and December 31, 2011, the Company accrued $5,149,799 and $4,171,826, respectively.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the financing of the initial installment for the settlement of certain disputes with Regions Bank reported on the Current Report on Form 8-K filed July 16, 2012, the Company issued 2,000,000 shares of its Common Stock to Northwest Anesthesia & Pain, P.A. in lieu of cash interest payable to Northwest Anesthesia & Pain, P.A. for such financing. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company believes the exemption is available because the offering was made solely and only to the parties to the financing arrangement following a comprehensive due diligence investigation without any public offering or solicitation.

On March 23, 2012 the Company entered an agreement to issue the Chief Executive Officer of University General Hospital (“Executive”) 1,071,429 shares of its Common Stock at a purchase price of $150,000, and the Executive executed a promissory note payable to the Company for the same amount. The shares purchased by the Executive are subject to repurchase by the Company if, prior to March 23, 2014, the Executive’s employment with University General Hospital is terminated for “cause” (as defined in the agreement) or the Executive resigns from his or her employment without “good reason” (as defined in the agreement). The shares were issued on April 30, 2012 without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company believes the exemption is available because the offering was made solely to Executive following a comprehensive due diligence investigation and without any public offering or solicitation.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

August 14, 2012	/s/ Hassan Chahadeh
(Date)	Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	/s/ Michael L. Griffin
(Date)	Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)