Form 10-Q/A
period 2012-06-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2012-09-10
CIK 1383960

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2012, there were 325,654,031 shares of the registrant’s common stock outstanding.

ITEM 6. EXHIBITS	3

SIGNATURES	4

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE

This amendment No. 1 on Form 10Q/A (“Amendment”) is being filed strictly for the purposes of including the XBRL attachments.

ITEM 6.	EXHIBITS

(a)	Exhibits

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

September 10, 2012	/s/ Hassan Chahadeh
(Date)	Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

September 10, 2012	/s/ Michael L. Griffin
(Date)	Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)

4