Form 10-Q
period 2012-09-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2012-11-15
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2012, there were 325,654,031 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,342,072	$538,018
Accounts receivable, less allowance for doubtful accounts of $13,692,865 and $7,070,327	23,442,899	10,913,361
Inventories	1,493,096	1,908,177
Receivables from related parties	—	658,764
Prepaid expenses and other assets	3,997,465	1,275,104

Total current assets	34,275,532	15,293,424
Long-Term Assets
Investments in unconsolidated affiliates	847,323	687,323
Property, equipment and leasehold improvements, net	67,993,247	66,437,316
Intangible assets, net	6,282,500	7,649,000
Goodwill	28,974,185	22,199,874
Other non-current assets, net	2,304,228	2,234,985

Total Long-Term Assets	106,401,483	99,208,498

Total assets	$140,677,015	$114,501,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,032,820	$11,874,720
Payables to related parties	2,155,945	2,493,088
Accrued expenses	4,226,512	7,516,940
Accrued acquisition cost	521,401	1,007,380
Taxes payable	3,640,381	4,171,826
Income tax payable	6,112,440	—
Deferred revenue	264,705	314,876
Lines of credit	—	8,451,025
Notes payable, current portion	21,483,002	28,982,331
Notes payable to related parties, current portion	2,170,143	2,798,783
Capital lease obligations, current portion	2,491,850	5,943,685
Capital lease obligations to related party, current portion	257,713	239,409
Derivative liability	10,569,206	—

Total current liabilities	63,926,118	73,794,063

Long-Term Liabilities
Lines of credit, less current portion	12,269,000	—
Notes payable, less current portion	21,342,197	8,459,474
Notes payable to related parties, less current portion	—	1,983,514
Capital lease obligations, less current portion	240,945	34,893
Capital lease obligations to related party, less current portion	30,609,920	30,803,450

Total Long-Term Liabilities	64,462,062	41,281,331

Total liabilities	128,388,180	115,075,394

Commitments and contingencies

Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 4,200 and 0 shares issued and outstanding, respectively ($1,000 stated value)	3,797,633	—

Shareholders’ equity and (deficit)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B - 3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 325,654,031 and 283,440,226 shares issued and outstanding	325,653	283,440
Additional paid-in-capital	55,178,809	49,078,223
Shareholders’ receivables	(2,429,069)	(2,219,068)
Accumulated deficit	(49,677,189)	(53,049,030)

Total shareholders’ equity (deficit)	3,398,207	(5,906,432)
Noncontrolling interest	5,092,995	5,332,960

Total equity (deficit)	8,491,202	(573,472)

Total liabilities and shareholders’ equity (deficit)	$140,677,015	$114,501,922

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Patient service revenues, net of contractual adjustments	$35,351,438	$18,966,579	$82,675,939	$52,919,032
Provision for doubtful accounts	(3,494,644)	(369,469)	(7,682,475)	(994,619)

Net patient service revenue less provision for bad debts	31,856,794	18,597,110	74,993,464	51,924,413
Senior living revenues	1,969,785	1,723,571	5,746,643	1,723,571
Support services revenues	702,542	168,279	1,581,606	168,279
Other revenues	1,491,270	161,996	1,858,810	170,949

Total revenues	36,020,391	20,650,956	84,180,523	53,987,212

Operating expenses
Salaries, wages and benefits	10,448,799	8,263,837	27,466,450	21,211,247
Medical supplies	4,820,777	3,399,612	11,612,638	9,663,453
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the nine months ended)	—	1,412,385	—	4,105,767
General and administrative expenses (includes related party expenses of $372,697 and $1,434,662 for the three months ended and $1,054,340 and $4,129,789 for the nine months ended)	7,222,741	4,886,019	19,117,554	12,542,252
Gain on extinguishment of liabilities	(618,353)	(1,947,134)	(3,521,879)	(3,411,479)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $513,870 for each of the nine months ended)	2,443,747	2,104,016	5,938,840	5,624,132

Total operating expenses	24,317,711	18,118,735	60,613,603	49,735,372

Operating income	11,702,680	2,532,221	23,566,920	4,251,840
Other income (expense)
Interest expense, net of interest income of $20,000 each of the three months ended and $60,000 each for the nine months ended (includes related party interest expense $571,394 and $641,293 for the three months ended and $1,734,144 and $1,815,568 for the nine months ended)	(1,363,821)	(1,349,023)	(4,187,121)	(3,574,146)
Other income	—	—	11,583	—
Derivative expense	(508,681)		(1,770,787)
Change in fair value of derivatives	(5,173,513)	—	(4,256,980)	—

Income before income tax	4,656,665	1,183,198	13,363,615	677,694
Income tax expense	2,271,631	99,000	5,777,762	261,000

Income before noncontrolling interest	2,385,034	1,084,198	7,585,853	416,694
Net income (loss) attributable to noncontrolling interests	212,131	(38,748)	239,966	(38,748)

Net income attributable to the Company	$2,597,165	$1,045,450	$7,825,819	$377,946

Less: Dividend-Convertible Preferred C Stock	(129,547)	—	(129,547)	—
Less: Deemed dividend-Convertible Preferred C Stock	(504,946)	—	(4,349,980)	—

Net income attributable to common shareholders	$1,962,672	$1,045,450	$3,346,292	$377,946

Basic and diluted income per share data:
Basic earnings per common share	$0.01	$0.00	$0.01	$0.00

Basic weighted average shares outstanding	325,144,781	276,379,591	306,101,581	235,075,067

Diluted earnings per common share	$0.01	$0.00	$0.01	$0.00

Diluted weighted average shares outstanding	364,932,417	276,379,591	345,889,217	235,075,067

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,585,853	$416,694
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	5,938,840	5,624,132
Provision for doubtful accounts	7,682,475	994,619
Gain on sales of assets	(11,583)	—
Gain on extinguishment of liabilities	(3,521,879)	(3,411,479)
Derivative expense	1,770,787	—
Change in fair value of derivative liabilities	4,256,980	—
Net changes in operating assets and liabilities:
Accounts receivable	(20,212,013)	(5,390,952)
Related party receivables and payables	321,621	222,513
Inventories	415,081	(304,352)
Prepaid expenses and other assets	(2,033,897)	(46,793)
Accounts payable, accrued expenses and taxes payable	2,750,062	(1,465,474)
Deferred revenues	(50,171)	133,940

Net cash provided by (used in) operating activities	4,892,156	(3,227,152)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(2,009,359)	(598,960)
Cash (used in) acquired in connection with acquisition	(222,594)	397,755
Investments in unconsolidated affiliates	(160,000)	(115,000)

Net cash used in investing activities	(2,391,953)	(316,205)

Cash flows from financing activities:
Redemption of common stock	—	(50,000)
Distribution to noncontrolling interests	(172,762)	—
Issuance of common stock	5,195,827	7,120,000
Cash dividends paid	(76,160)	(3,496)
Issuance of Series C convertible preferred stock, net issuance costs	3,344,669	—
Proceeds from revolving credit facility borrowings	12,269,000	—
Payments of revolving credit facility borrowings	(8,451,025)	—
Borrowings under notes payable	8,122,781	3,500
Payments on notes payable	(13,155,873)	(3,481,189)
Payment on debt issuance costs	(798,251)	—
Borrowings under notes payable to related party	43,685	3,944,633
Payments on notes payable to related party	(145,003)	(1,848,396)
Payments on capital leases	(3,697,810)	(3,733,632)
Payments on capital leases obligation to related party	(175,227)	(76,858)

Net cash provided by financing activities	2,303,851	1,874,562

Net increase (decrease) in cash and cash equivalents	4,804,054	(1,668,795)
Cash and cash equivalents:
Beginning of period	538,018	2,291,754

End of period	$5,342,072	$622,959

Supplemental disclosures of cash flow information:
Interest paid	$4,690,494	$1,360,017
Income taxes paid	$383,434	$5,443,470
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—
Supplemental noncash financing activities:
Exchange of debt for common stock	$—	$3,500,000
Issuance of common stock	$670,000	$2,130,000
Issuance of common stock to affiliate for termination of service agreement	$—	$1,000,000
Transfer of related party debt to third party debt	$2,510,836	$—
Noncash consideration paid for acquisitions	$7,789,624	$24,753,735

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1– BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of University General Health System, Inc. (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” or “U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at September 30, 2012, Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011. Although the Company believes the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for a full year.

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

Fair Value of Financial Instruments. All financial instruments, including derivatives, are to be recognized on the balance sheet initially at fair value. Subsequent measurement of all financial assets and liabilities except those held-for-trading and available for sale are measured at amortized cost determined using the effective interest rate method. Held-for-trading financial assets are measured at fair value with changes in fair value recognized in earnings. Available-for-sale financial assets are measured at fair value with changes in fair value recognized in comprehensive income and reclassified to earnings when derecognized or impaired.

At each balance sheet date, the Company assesses financial assets for impairment with any impairment recorded in the consolidated statement of income. To assess loans and receivables for impairment, the Company evaluates the probability of collection of accounts receivable and records an allowance for doubtful accounts, which reduces loans and receivables to the amount management reasonably believes will be collected. In determining the amount of the allowance, the following factors are considered: the length of the time the receivable has been outstanding, specific knowledge of each customer’s financial condition and historical experience. The Company does not utilize financial derivatives or other contracts to manage commodity price risks.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritized the inputs into three broad levels:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivatives. The Company evaluates all financial instruments for freestanding and embedded derivatives. Warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses a Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock risk-free interest rate and the estimated life of the financial instruments being fair valued.

Preferred Stock and Common Stock Purchase Warrants. As more fully described in Note 10, The Company issued preferred stock and a common stock warrant, which are classified in temporary equity on the Consolidated Balance Sheets. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

Per Share Amounts. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. Common share equivalents included at September 30, 2012 consisted of an aggregate of 19,090,909 shares of Preferred C convertible stock and 20,696,727 shares of stock purchase warrants and nil at September 30, 2011, respectively.

Accounts Receivable. Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for the Company and management does not believe that there is significant credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to the Company. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accounts receivable from Aetna OON (“Aetna”) accounted for approximately 11.1% of net accounts receivable during the current year and is included in our Hospital segment. Accordingly, the accounts receivable reported in the Company’s Consolidated Balance Sheets are recorded at net amounts expected to be received.

Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
Commercial and managed care providers	73.0%	54.3%
Government-related programs	21.1%	34.5%
Self-pay patients	5.9%	11.2%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $89,747,992 and $45,726,222, net of contractual adjustments of $53,013,727 and $27,909,614 as of September 30, 2012 and December 31, 2011, respectively. Additionally, the Company had other accounts receivable of $401,499 and $167,080 as of September 30, 2012 and December 31, 2011. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are reserved as bad debt when collection efforts have been exhausted. Recoveries of receivables previously written off are recorded when received. The allowance for doubtful accounts was $13,692,865 and $7,070,327 as of September 30, 2012 and December 31, 2011, respectively.

Revenue Recognition

The Company recognizes revenues in the period in which services are performed. The Company derives a significant portion of its revenues from the hospital segment. Accordingly, the revenues reported in the Company’s Consolidated Statements of Income are recorded at the net amount expected to be received.

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

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at September 30, 2012 from its estimated reimbursement percentage, net revenues for the three and nine months ended September 30, 2012 would have changed by approximately $1.3 million and $3.1 million, and net accounts receivable at September 30, 2012 would have changed by approximately $0.2 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and reports them in the periods that such adjustments become known.

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross patient service revenues	$136,573,174	$77,559,961	$333,055,886	$210,384,636
Less estimated contractual adjustments and discounts	(101,221,736)	(58,593,382)	(250,379,947)	(157,465,604)

Revenues before provision for doubtful accounts	$35,351,438	$18,966,579	$82,675,939	$52,919,032
Provision for doubtful accounts	(3,494,644)	(369,469)	(7,682,475)	(994,619)

Net patient service revenues	$31,856,794	$18,597,110	$74,993,464	$51,924,413

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

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Three Months Ended September 30, (1)
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$25,665,675	80.6%	$11,913,346	64.1%
Government-related programs	9,416,124	29.6	6,449,198	34.7
Self-pay patients	269,639	0.8	604,035	3.2

Revenues before provision for doubtful accounts	35,351,438	111.0	18,966,579	102.0
Provision for doubtful accounts	(3,494,644)	(11.0)	(369,469)	(2.0)

Net patient service revenue less provision for bad debts	$31,856,794	100.0%	$18,597,110	100.0%

	Nine Months Ended September 30, (1)
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$53,807,496	71.7%	$32,392,770	62.4%
Government-related programs	24,155,909	32.2	18,362,020	35.4
Self-pay patients	4,712,534	6.3	2,164,242	4.1

Revenues before provision for doubtful accounts	82,675,939	110.2	52,919,032	101.9
Provision for doubtful accounts	(7,682,475)	(10.2)	(994,619)	(1.9)

Net patient revenue less provision for bad debts	$74,993,464	100.0%	$51,924,413	100.0%

(1)	Percentages may not foot due to rounding.

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

The UGHS Senior Living Facilities have residency agreements that require the resident to pay an upfront fee prior to occupying the senior living community. The non-refundable portion of the entrance fee is recorded as deferred revenue and amortized over the estimated stay of the resident based on an actuarial valuation. The refundable portion of a resident’s entrance fee is generally refundable within a certain number of months or days following contract termination. In such instances, the refundable portion of the fee is not amortized and included in refundable entrance fees and deferred revenue.

All refundable amounts due to residents at any time in the future, including those recorded as deferred revenue are classified as current liabilities. The non-refundable portion of entrance fees expected to be earned and recognized in revenue in one year is recorded as a current liability. The balance of the non-refundable portion is recorded as a long-term liability.

The majority of community fees received by the UGHS Senior Living Facilities is non-refundable and is recorded initially as deferred revenue. The deferred amounts, including both the deferred revenue and the related direct resident lease origination costs, are amortized over the estimated stay of the resident, which is consistent with the contractual terms of the resident lease. The refundable portion of a resident’s community fee is generally refundable within a certain number of months or days following the resident’s move-in into the community. In such instances, the refundable portion of the fee is not amortized and included in refundable community fees and deferred revenue.

TrinityCare Senior Living, LLC provides management services to the UGHS Senior Living Facilities, as well as an assisted living community and two memory care greenhouses in Georgia. Management fee revenue is determined by an agreed upon percentage of gross revenues and recorded as services are provided. Management fee revenue received from the UGHS Senior Living Facilities has been eliminated in consolidation.

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

Recent Accounting Pronouncements. In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of income as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. This pronouncement will change the presentation of the Company’s revenues on its statements of income as well as requiring additional disclosures. The Company adopted ASU 2011-07 during the period ended March 31, 2012. All periods presented in this Form 10-Q have been reclassified in accordance with ASU 2011-7.

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

NOTE 2 – BUSINESS OPERATIONS

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

As of November 14, 2012, the Company currently owns or operates the following centers:

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

•	A diagnostic imaging and physical therapy center as an HOPD of University General Hospital doing business under the name of UGH Diagnostic Imaging and UGH Physical Therapy.

•	Kingwood diagnostic and rehabilitation center as an HOPD of University General Hospital doing business under the name UGH KW Physical Therapy, UGH KW Imaging and UGH KW Sleep Center.

•	Robert Horry Center as an HOPD of University General Hospital doing business under the name of UGH Robert Horry Center for Sports and Physical Rehabilitation.

•	Mainland Surgery Center, which is an ambulatory surgery center in Dickinson, Texas, located approximately 25 miles from University General Hospital.

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

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

As of September 30, 2012, the Company operated under three segments of business: Hospital, Senior Living and Support Services. As the Company implements its business plan, the Company expects to operate in complementary business segments, including: hospitals, ancillary services, management services and real estate holdings. The Company intends to aggressively pursue its acquisitions strategy during the remainder of 2012 and beyond.

NOTE 3 – GOING CONCERN

The Company had net income attributable to the Company of $7,825,819 and net cash provided by operating activities of $4,892,156 for the nine months ended September 30, 2012 as compared to net cash used in operating activities by $3,227,152 for the analogous period of 2011. However, the Company had negative working capital of $29,650,586 at September 30, 2012 as compared to $58,500,639 as of December 31, 2011, which is an improvement of $28,850,053. Cash and cash equivalents were $5,342,072 at September 30, 2012 as compared to $538,018 at December 31, 2011. The negative working capital and relative low levels of cash and cash equivalents amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time. However, management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months.

On September 28, 2012, the Company entered into a secured revolving credit facility with MidCap Financial, LLC (the “Revolving Credit Facility”) for a maximum principal amount at any time outstanding of up to $15,000,000 subject to a possible increase up to $25,000,000 and a secured term loan of $4,000,000. The Company accessed approximately $12,300,000 of the $15,000,000 available line of credit and available proceeds from the $4,000,000 term note. The Company used the proceeds to retire $9,000,000 of UGH’s and UHS’s outstanding indebtedness with Amegy Bank, pay the remaining payroll tax delinquencies of approximately $3,600,000 to the Internal Revenue Service and pay the $2,125,000 installment due September 28, 2012 for the settlement of UGH’s Equipment Lease with Regions Bank.

On August 30, 2012, the Company completed the refinancing of mortgage notes of two UGHS senior living facilities, Trinity Hills and Trinity Shores. The Company refinanced with its existing lenders for an additional eighteen months. The Company has engaged Lancaster Pollard Mortgage Company to refinance these two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors and institutions, resulting in net proceeds to the Company of approximately $5,000,000. Effective May 2, 2012 the Company also completed a securities purchase agreement with institutional investors (the “purchasers”), for the private issuance and sale by the Company to the purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “preferred shares”) with each preferred share initially convertible into approximately 4,545 shares of the Company’s common stock and warrants to purchase up to an aggregate of 17,309,094 shares of the Company’s Common Stock (the “warrants”). The preferred shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred shares and warrants was approximately $3,100,000. On September 4, 2012, a shareholder exercised his greenshoe option of $350,000 under this purchase agreement with each preferred share initially convertible into approximately 4,545 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,781,815 shares of the Company’s Common Stock (the “warrants”). At September 30, 2012, the total preferred shares outstanding is 19,090,909 and the preferred warrants outstanding is 19,090,909. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

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

NOTE 4 – ACQUISITIONS

TrinityCare

On June 28, 2011, the Company, through wholly-owned subsidiaries, agreed to acquire 100% of the assets and assumed certain of the liabilities of the UGHS Senior Living Facilities and separately agreed to acquire 51% of the ownership interests of TrinityCare Senior Living, LLC ( “TrinityCare Senior Living, LLC”). The acquisitions contemplated by these agreements were completed effective June 30, 2011 (the “Closing Date”). The UGHS Senior Living Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Senior Living, LLC is a developer of senior living communities and provides management services to the UGHS Senior Living Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The UGHS Senior Living Facilities and TrinityCare Senior Living, LLC are sometimes referred to collectively as “TrinityCare.” The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment.

The total purchase price for the UGHS Senior Living Facilities was $17,898,735, consisting of: 1) $1,407,546 initial cash payable on August 30, 2011; 2) $2,815,089 in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 14,395,895 shares of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at $13,676,100. As of September 30, 2012, the outstanding balance of the initial cash payable for the acquisitions was $521,401.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.

During the second quarter of 2012, the Company received the final valuation studies for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been restrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded a fair value adjustment of $10,800,564 to its property and equipment and revised other provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to increase goodwill by $5,550,564 and other intangibles by $5,250,000.

The fair value of customer relationship, tradename and non-compete agreement was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years, respectively.

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

On June 30, 2011, separate and apart from the TrinityCare acquisitions, the Company through wholly-owned subsidiaries entered into Profit Participation Agreements (“Profit Agreements”) with one of the minority members (“Member”) of each of the Sellers of the UGHS Senior Living Facilities. Pursuant to the Profit Agreements, through which the Company granted a 10.0% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements for each of the facilities in exchange for specified future and on-going duties and services to be provided by the Member for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year.

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

During the second quarter of 2012, the Company received the final valuation studies for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been restrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded the revised provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to decrease goodwill by $1,650,000.

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

Current assets with aggregate fair value of $132,847 include accounts receivable with fair value of $119,382. The goodwill of $5,417,321 is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions. The fair value of customer relationships, tradename and software was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five and ten years for the software, respectively.

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

Baytown Center

On April 13, 2012, through wholly-owned subsidiaries, the Company completed the assets acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of the Company’s hospital segment under the name “UGH Baytown Endoscopy Center”. Primary procedures at the Baytown Center include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a multi-specialty group of physicians operating in Baytown. The transaction was financed primarily with issuing a one-year promissory note payable of $161,915. The purchase included the acquisition of assets and assumption of leases and certain equipment financing commitments. The Company has included the financial results of Baytown Center in the consolidated financial statements from the date of acquisition. Baytown Center is included in the hospital segment.

Diagnostic Imaging and Physical Therapy

On June 1, 2012, through wholly-owned subsidiaries, the Company acquired a Diagnostic Imaging and Physical Therapy Centers (the “1960 Centers”) from 1960 Family Practice, PA., a multi-specialty group of physicians practicing in northern areas of Houston. The Company operates these centers as HOPDs of the hospital segment under the names “UGH Diagnostic Imaging” and “UGH Physical Therapy.” The purpose of the acquisition was to expand the Company’s regional network into the northern areas of metropolitan Houston and increase market share.

The total purchase consideration for the 1960 Centers was $7,460,000, consisting of the issuance by UGH LP of (i) a $6,714,000 promissory note payable to the seller and (ii) 1,865,000 shares (the “Stock Consideration”) of the Company’s Common Stock issued to the seller. The Company also agreed to assume certain liabilities associated with the operation of the 1960 Centers as additional consideration for the transaction. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company, with consideration of a valuation analysis performed by a third party valuation firm.

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

Kingwood Diagnostic and Rehabilitation Center

On July 30, 2012, through wholly-owned subsidiaries, the Company acquired diagnostic imaging, physical therapy and sleep centers (the “Kingwood Centers”) from Management Affiliates of Northeast Houston, LLC, a Kingwood, Texas-based health service operations company. The Company operates the Kingwood Centers as HOPDs of the hospital segment under the name “UGH Kingwood Diagnostic and Rehabilitation Center.” This acquisition contributed to the expansion of the Company’s regional network in the north Houston metropolitan area.

The total purchase consideration for the Kingwood Centers was $344,163, consisting of (i) $87,798 promissory note payable to the seller which paid off on September 15, 2012, (ii) the issuance by UGHS of 702,376 shares of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at $168,570 and (iii) $87,797 cash at closing. The Company also agreed to assume certain liabilities associated with the operation of the Kingwood Centers as additional consideration for the transaction.

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

Assets
Property and equipment	$1,491,767
Goodwill	9,716

Total assets acquired	1,501,483

Liabilities
Accounts payable and accrued expenses	14,521
Notes payable, current portion	333,824
Notes payable, less current portion	808,975

Total liabilities assumed	1,157,320

Total purchase consideration	$344,163

Robert Horry Center for Sports and Physical Rehabilitation

On August 24, 2012, through wholly-owned subsidiaries, the Company executed asset acquisition agreements with Robert Horry Center for Sports and Physical Rehabilitation (“UGH Robert Horry Center for Sports and Physical Rehabilitation”), pursuant to which the Company acquired the business assets and properties of UGH Kingwood Diagnostic and Rehabilitation Center, which are free-standing facilities which operate as hospital outpatient departments (HOPD) of the Company’s hospital segment. The purpose of the acquisition was to expand the Company’s capability and increase market share. The purchase price consideration for Robert Horry Center for Sports and Physical Rehabilitation was $47,000. The purchase included the acquisition of assets and assumption of leases and contracts and liabilities related to accrued paid time off. The total purchase consideration was based upon a fair market valuation of UGH Robert Horry Center for Sports and Physical Rehabilitation determined by the Company, with consideration of a valuation report performed by a third party valuation firm.

On August 24, 2012, separate and apart from the Robert Horry Center for Sports and Physical Rehabilitation acquisition, the Company through wholly-owned subsidiaries entered into Profit Participation Agreement (“Profit Agreement”) with Robert Horry Sport and Rehabilitation Center LLC. (“Manager”). Pursuant to the Profit Agreements, through which the Company granted a 40.0% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements in exchange for specified future and on-going duties and services to be provided by the Manager for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year.

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the three and nine months ended September 30, 2012 and 2011 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$36,577,910	$22,207,422	$89,035,822	$65,641,718
Income from operations	11,736,125	2,959,919	24,538,449	7,506,075
Net income attributable to the Company	2,630,610	1,851,747	8,797,348	2,722,384
Basic income per share	0.01	0.01	0.03	0.01
Diluted income per share	0.01	0.01	0.03	0.01
Net income attributable to common shareholders	1,996,117	1,851,747	4,317,821	2,722,384
Basic income per share	0.01	0.01	0.01	0.01
Diluted income per share	0.01	0.01	0.01	0.01

NOTE 5 — GOODWILL

The Company performs an impairment test for goodwill at least annually as of June 30th for TrinityCare and Autimis acquisitions, or more frequently if indicators of potential impairment exist. The carrying value of the Company’s goodwill is reviewed, and if this review indicates that it will not be recoverable the Company’s carrying value of goodwill will be adjusted to fair value. Based on an assessment of qualitative factors it was determined that there were no events or circumstances that would lead the Company to a determination that is more likely than not that the fair value of the applicable reporting unit was less than its carrying value as of June 30, 2012. Accordingly, the Company determined that as of June 30, 2012, goodwill was not impaired. The Company used a discounted cash flow methodology based on projections of the amounts and timing of future revenues and cash flows and determined that as of June 30, 2012 goodwill was not impaired. During the course of 2011 and 2012, the market price of the Company’s common stock declined significantly; however, the Company concluded that the decline did not constitute an indicator of potential impairment as there had not been a significant change in the estimated future cash flows of the Company’s reporting units. As a result, there was no change in the carrying value of goodwill as of June 30, 2012.

NOTE 6 — DEBT OBLIGATIONS

Lines of Credit

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Company accessed approximately $12.3 million as of September 30, 2012. Excess borrowing availability under the Revolving Credit Facility at September 30, 2012 was $2.7 million. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. At September 30, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012. As of September 30, 2012, the interest rate on outstanding borrowings and the total borrowings under the Revolving Credit Facility were 3.5% and $12.3 million, respectively.

On July 9, 2008, UGH LP entered into an Amended and Restated Line of Credit Agreement for a $7,000,000 secured revolving credit facility with interest rate of 6.0% that was initially set to mature on January 15, 2012. This Amended and Restated Line of Credit Agreement amended and restated the Company’s former Line of Credit Agreement of $8,000,000 dated March 27, 2006, which was set to mature on April 30, 2011. On September 1, 2006, UGH GP entered into another line of credit agreement for a $1,500,000 secured revolving credit facility with interest rate of 8.0% originally maturing April 30, 2011. In May 2012, the Company and the financial institution agreed to extend the term of the line of credit from April 30, 2012 to September 15, 2012. Loans under these lines of credit are secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The lines of credit contain various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the line of credit agreements. On September 28, 2012, the Company repaid the outstanding balance of $8,451,025 by utilizing borrowings from a new Revolving Credit Facility with lower costs. The Company recognized interest expense on the lines of credit of $134,021 and $134,021 for the three months ended and $402,062 and $379,977 for the nine months ended September 30, 2012 and 2011, respectively.

Notes Payable

The Company’s third party notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Note payable, maturing on December 31, 2012, interest rate of 6.5% at September 30, 2012	$347,513	$434,626
Note payable, maturing on December 31, 2013, interest rate of 6.5% at September 30, 2012	2,208,126	5,150,000
Note payable, maturing on September 1, 2013, interest rate of 4.5% plus LIBOR at September 30, 2012	4,000,000	—
Note payable, maturing on February 8, 2013, interest rate of 12.0% at September 30, 2012	1,800,000	—
Note payable, maturing on May 31, 2013, interest rate of 6.0% at September 30, 2012	2,753,232	3,451,555
Notes payable, maturing on July 31, 2013, interest rate of 22.3% at September 30, 2012	2,000,000	—
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5%. Notes were paid in full in September 2012	—	818,776
Note payable, maturing on November 29, 2013, interest rate of 4.25% at September 30, 2012	599,432	982,079
Various notes payable, due on various dates, interest rates ranging from 6.0% to 9.0% at September 30, 2012	1,139,464	—
Note payable, maturing on July 31, 2014, interest rate of 5.0% at September 30, 2012	5,874,750	—
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at September 30, 2012	6,117,092	6,170,366
Mortgage payable to Trustmark National Bank, maturing on January 13, 2014, interest rate of 5.0% at September 30, 2012	4,922,413	5,311,654
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 31, 2014, interest rate of 6.5% at September 30, 2012	5,661,924	5,777,268
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6.0% at September 30, 2012	2,815,089	2,815,089
Note payable to a shareholder, due on demand, interest rate of 15.0%	104,000	—
Note payable to a shareholder, maturing in October 1, 2017, non-interest bearing	270,000	—
Note payable to a shareholder, maturing in September 1, 2016, interest rate of 2.43%, with a discount of $75,689 at September 30, 2012	1,164,311	—
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at September 30, 2012	700,000	—
Various notes payable, bearing interest ranging from 0% to 10.5%, maturing in June 2012 at September 30, 2012	347,853	340,319
Notes payable was paid in full in June 2012.	—	1,404,063
Notes payable was paid in full in May 2012.	—	2,250,000
Note payable, maturing on June 30, 2012, interest rate of 6.34%. Note was paid in full in June 2012.	—	403,302
Various notes payable, due on various dates, interest rates ranging from 0.0% to 6.25%. Notes were paid in full in September 30, 2012.	—	132,708
Note payable, maturing on April 27, 2012, interest rate of 18.0%. Note was paid in full in May 2012.	—	2,000,000

Total debt	$42,825,199	$37,441,805
Less: current portion	(21,483,002)	(28,982,331)

Total debt, less current portion	$21,342,197	$8,459,474

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012, then subsequently extended to December 31, 2013, and modified the interest rate to 6.5%. As a result, the Company classified the amount due in 2012 as short-term at September 30, 2012 and December 31, 2011. At September 30, 2012 and December 31 2011, the total outstanding balance of these notes was $2,208,126 and $5,150,000, respectively.

In connection with the Baytown acquisition, the Company entered into a promissory note of $161,915 with seller on April 13, 2012. The promissory note bears interest rate of 5.0% and is payable over 12 months. At September 28, 2012, the amount outstanding on this note was paid in full.

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013. As of September 30, 2012 and December 31, 2011, the outstanding balance was $2,753,232 and $3,451,555.

On May 31, 2012, the Company entered into a $2,000,000 promissory note with a third-party. In lieu of cash interest on the principal balance of this note, payee received interest in the form of an aggregate of 2,000,000 shares of the common stock, $0.001 par value per share of the Company, which is an equivalent to 22.3% per annum. This note is payable on July 31, 2013. At September 30, 2012, the amount outstanding on this note was $2,000,000.

The Company entered into various loans due to Medicare related to overpayment for Medicare Services. The loans bear interest rates ranging from 11.0% to 11.5% and will be repaid in monthly installments. As of December 31, 2011, the outstanding balance on this finance agreement was $818,776. The Company has paid these loans in full in September 2012.

In November 2006, the Company entered into a $1,000,000 promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At September 30, 2012 and December 31, 2011, the amount outstanding on this note was $599,432 and $982,079, respectively.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012 (“Closing Date”). The promissory note bears an interest rate of 5.0% and is payable over 26 months beginning 75 days following the Closing Date. At September 30, 2012, the amount outstanding on this note was $5,874,750.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At September 30, 2012 and December 31, 2011, the amount outstanding on these notes was $2,815,089. In addition, the Company assumed three mortgage notes totaling $17,463,982. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. In August 2012, the Company and the financial institutions agreed to extend the terms of the two mortgage notes for an additional eighteen months. The Company has engaged Lancaster Pollard Mortgage Company to refinance these two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years. As of September 30, 2012 and December 31, 2011, the total outstanding on these notes was $16,701,429 and $17,259,288, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of September 30, 2012 and December 31, 2011, the total outstanding balance of these notes was $700,000, respectively. At December 31, 2011, these subordinated promissory notes were not included in third party, but in related party notes.

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

In December 2006, the Company entered into $2,000,000 promissory note with a third-party financial institution, bearing interest at a rate of 5.25% and initially was to be repaid in monthly installments over twelve months. The note was modified on December 13, 2007 into two separate notes requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. On June 29, 2012, the Company entered into a compromise settlement agreement and release of claims (“Agreement”) with Regions Bank (“Regions Bank”) with respect to these two promissory notes. Under the terms of the agreement, Regions Bank agreed to reduce the remaining principal balance and forgive all accumulated interest accruing through the date of the agreement. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. At December 31, 2011, the amount outstanding on these notes was $1,404,063. The Company paid the remaining balance to Regions Bank on June 29, 2012.

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

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 31, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012. In August 2012 the Company entered into another $2,000,000 note purchase agreement with the Service Provider. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature February 8, 2013, and bear interest rate at 12.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At September 30, 2012, $1,800,000 was outstanding under note the note purchase agreement.

On September 28, 2012, the Company entered into a secured term loan in an original principal amount of $4,000,000 with MidCap Financial, LLC, bearing interest at the LIBOR rate plus 4.5% and will be repaid in monthly principal payments over a period of nine months beginning on January 1, 2013. Interest on term loan shall be paid in arrears on the first day of each month and on maturity of such loan. The purpose of this term loan is to pay all of UGH’s remaining payroll tax delinquencies to the Internal Revenue Service. As of September 30, 2012, the outstanding balance on this loan was $4,000,000.

In connection with the UGH Kingwood Diagnostic and Rehabilitation Center acquisition, the Company assumed four promissory notes totaling $1,139,464 from the sellers on July 30, 2012. The promissory notes bear interest rates ranging from 6.0% to 9.0% and will be repaid monthly installments which will be maturing from December 6, 2013 to April 12, 2016. At September 30, 2012, the total amount outstanding on these notes was $1,139,464.

The Company recognized total interest expense on all of its notes payable of $646,737 and $172,047 for the three months ended and $1,794,387 and $591,537 for the nine months ended September 30, 2012 and 2011, respectively. The Company accrued interest payable of $333,303 and $469,285 as of September 30, 2012 and December 31, 2011, respectively.

Total principal payment obligations relating to the Company’s third party notes payable for the next five years and thereafter are as follows:

Principal Payments
2013	$21,483,002
2014	13,615,419
2015	526,895
2016	441,094
2017	333,944
Thereafter	6,424,845

Total	$42,825,199

See further discussion regarding the related party notes payable in Note 8.

NOTE 7 —LEASE OBLIGATIONS

Capital Leases

The Company has seven capital lease obligations with five financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $25,694,668 at September 30, 2012. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable 2 to 286 monthly installments, and mature between November 16, 2012 and July 30, 2036. As of September 30, 2012 and December 31, 2011, the Company had capital lease obligations of $33,600,428 and $37,021,438, respectively. Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at September 30, 2012, are summarized as follows:

	Related Party Leases	Third Party Leases	Total
2013	$2,323,333	$2,556,111	$4,879,444
2014	2,323,333	205,479	2,528,812
2015	2,323,333	21,492	2,344,825
2016	2,352,375	5,373	2,357,748
2017	2,497,583	—	2,497,583
Thereafter	52,943,619	—	52,943,619

Total minimum lease payments	$64,763,576	$2,788,455	$67,552,031
Less amounts representing interest	33,895,943	55,660	33,951,603

Present value of minimum lease payments	30,867,633	2,732,795	33,600,428
Less current portion	257,713	2,491,850	2,749,563

Long-term portion	$30,609,920	$240,945	$30,850,865

On June 29, 2012, the Company entered into a compromise settlement agreement and release of claims (“Agreement”) with Regions Bank (“Regions Bank”) with respect to a $7,609,797 equipment lease. Under the terms of the agreement, Regions Bank agreed to reduce the remaining principal balance from $7,609,797 to $5,500,000 and forgive all accumulated interest, property tax, sales tax and penalties accruing through the date of the agreement. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. Based on the terms of the agreement, the Company paid to Regions Bank the sum of $2,125,000 on September 28, 2012 and the sum of $2,125,000 will be paid on December 31, 2012. At September 30, 2012 and December 31, 2011, the amount outstanding on these notes was $2,125,000 and $5,706,156, respectively.

See further discussion regarding the related party capital lease obligation in Note 8.

NOTE 8 — RELATED PARTY TRANSACTIONS

Receivables from Related Parties

Receivables from related parties include employee advances and advances to affiliates consisted of the following:

	September 30, 2012	December 31, 2011
Receivable from shareholder of UGH GP	$—	$438,820
Receivable from Executive Officer	—	145,201
Receivable from Cambridge	—	74,743

Total receivables from related parties	$—	$658,764

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	September 30, 2012	December 31, 2011
Interest on notes payable to shareholders	1,214,248	1,560,581
Payable to Sybaris	932,507	932,507
Payable to Cambridge	9,190	—

Total payables to related parties	$2,155,945	$2,493,088

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$571,394	$641,293	$1,734,144	$1,815,568

Management fees	—	—	—	461,814
General and administrative expense	372,697	1,434,662	1,054,340	4,129,789
Amortization expense	171,290	171,290	513,870	513,870

Total	$1,115,381	$2,247,245	$3,302,354	$6,921,041

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

As of September 30, 2012 and December 31, 2011, the Company recorded a related party capital lease obligation of $30,867,633 and $31,042,859, respectively. Additionally, the Company incurred amortization expense of $171,290 related to the hospital for each of the three months ended September 30, 2012 and 2011 and $513,871 for each of the nine months ended September 30, 2012 and 2011. For three and nine months ended September 30, 2012 and 2011, the interest expense related to the capital lease obligation was $523,319 and $513,870 and $1,567,274 and $1,571,088, respectively.

The Company had no related party receivable as of September 30, 2012 and $74,743 as of December 31, 2011 from Cambridge principally related to an overpayment of overhead allocation expenses during 2011. The Company had a related party payable of $9,190 at September 30, 2012. During the three and nine months ended September 30, 2012 and 2011, the Company incurred overhead allocation expenses and parking expenses from Cambridge of $286,807 and $256,399 and $786,554 and $859,752, respectively. These expenses were recorded as general and administrative expenses (“G&A”) in the Consolidated Statements of Income.

Management Services Agreements

Certain shareholders of the Company have organized APS, a Texas limited liability company, as a service company. APS is one of the Company’s major shareholders. The Company and APS have entered into a management services agreement, pursuant to which APS provides management services to the Company’s hospital segment for an initial term of five years. Compensation under this agreement was based on 5.0% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011. The Company incurred management services fees of $461,814 for the nine months ended September 30, 2011.

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

On December 31, 2011, the Company, through wholly-owned subsidiaries, acquired certain assets and assumed certain of the liabilities of Sybaris. All accounts receivable of the Seller are specifically excluded from the acquisition and a majority of the accounts receivable balance is owed by the Company. The Company believes the terms of the transaction between Sybaris and the Company are fair, reasonable and reflects fair market value. The Company recognized $1,178,263 and $3,270,037 services fees to Sybaris for the three and nine months ended September 30, 2011, which were recorded as general and administrative expenses and included in the Consolidated Statements of Income. At September 30, 2012 and December 31, 2011, the Company had related party payables to Sybaris of $932,507, respectively.

Other Related Party Transactions

The Company also makes advances to and receives advances from certain other entities. As of September 30, 2012 and December 31, 2011, shareholders of the Company owe $0 and $438,820 for advances. The advances are non-interest bearing and due upon demand and collaterized by shares of the Company with value in excess of amounts owed.

The Company received and issued non-interest bearing advances from an executive officer for working capital purposes. At September 30, 2012 and December 31, 2011, the Company had receivables of $0 and $145,201 from an executive officer, respectively.

Certain shareholders of the Company have organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the three and nine months ended September 30, 2012 and 2011, UGH LP incurred total service expenses of $85,890 and $61,163 and $267,786 and $200,908, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Income. The Company believes that these payments to Sigma are fair and reasonable.

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	September 30, 2012	December 31, 2011
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,923,000	$1,923,000
Notes payable to shareholder, due on demand, non-interest bearing	—	84,962
Trinity notes payable to a shareholder, due on demand, non-interest bearing	247,143	263,499
Note payable to a shareholder, due on demand, interest rate of 15.0%	—	154,000
Note payable to a shareholder, maturing in 2017, non-interest bearing	—	370,000
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $112,791 at December 31, 2011	—	1,286,836
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at September 30, 2012	—	700,000

Total notes payable to related parties	$2,170,143	$4,782,297
Less: current portion	2,170,143	2,798,783

Notes payable to related parties, less current portion	$—	$1,983,514

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of September 30, 2012 and December 31, 2011, the outstanding balance on this loan agreement was $1,923,000.

The Company recognized total interest expense on all of its related party notes payable and capital lease of $571,394 and $641,293 for the three months ended and $1,734,144 and $1,815,568 for the nine months ended September 30, 2012 and 2011, respectively. Total accrued interest on notes payable to related parties was $1,214,248 and $1,560,581 at September 30, 2012 and December 31, 2011, respectively.

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

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP timely appealed the lost profits portion of the judgment and has suspended enforcement of the judgment pending the result of the appeal. The Company believes the appellate court is likely to reduce the amount of the judgment to

$861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, the Company accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of September 30, 2012, which is included in the Consolidated Balance Sheets.

Siemens

On June 29, 2010, Siemens Medical Solutions USA, Inc. (“Siemens”) sued UGH LP, University Hospital Systems, LLP (“UHS”) and several individual guarantors in the 215th District Court of Harris County, Texas, Cause No. 2010-40305, seeking approximately $7,000,000 for alleged breaches of (i) a Master Equipment Lease Agreement dated August 1, 2006 and related agreements (the “Lease Agreements”), pursuant to which UGH LP leased certain radiology equipment and (ii) an Information Technology Agreement dated March 31, 2006 and related agreements (the “IT Agreements”) pursuant to which Siemens agreed to provide an information technology system, software and related services. On November 22, 2010 UGH LP filed counterclaims against Siemens seeking approximately $5,850,000 against Siemens for breach of contract, negligent representation and breach of warranty based on Siemens’ breach of the Lease Agreements and the IT Agreements. On February 28, 2011, the court signed an order granting partial summary judgment in favor of Siemens and against UGH LP as to UGH LP’s liability for breach of the Lease Agreements, but not as to damages sought by Siemens.

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has a timely filed an appeal and suspended enforcement of the Agreed Judgment during the pendency of the pending such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. All briefing in the appeal and the mandamus proceeding is complete. The appellate court has not yet issued a ruling. As of September 30, 2012 and December 31, 2011 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $3,451,555, respectively, in the Consolidated Balance Sheets.

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service (the “IRS”) past due payroll taxes. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis. In August 2011, UGH LP entered into an installment agreement with the IRS pursuant to which UGH LP paid $165,000 per month towards satisfaction of the outstanding balance for various quarters in 2009. In March 2012, this agreement was terminated and the outstanding balance thereunder was paid in full. At September 30, 2012 and December 31, 2011, the Company accrued $3,640,381 and $4,171,826, respectively. At November 14, 2012, the outstanding balance is $1,008,303.

NOTE 10 — DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Preferred C Shares Warrants	Consulting Warrants	Total
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of Preferred C Shares	2,996,548	2,974,238	—	5,970,786
Issuance of Consulting Warrants	—	—	341,440	341,440
Change in fair value	2,122,329	2,063,383	71,268	4,256,980

Balance, September 30, 2012	$5,118,877	$5,037,621	$412,708	$10,569,206

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

	Preferred C Shares Shares/Warrants	Consulting Warrants
Risk-free rate	0.62%-0.82%	0.62%-0.78%
Expected volatility	100%	100%
Expected life	3.59-5.0 years	4.59-5.0 years

The following table summarizes derivative warrants outstanding and exercisable as at September 30, 2012:

Issuance	Number of Warrants	Weighted Average Exercise Price
Preferred C Shares	19,090,909	$0.22
Preferred C Warrants	19,090,909	0.26
Consulting Warrants	1,605,818	0.29

	39,787,636	0.24

(a)	Preferred C Shares and Warrants:

In conjunction with the Series C Convertible Preferred Stock (See Note 11) issuance on May 2, 2012, the Company issued preferred stock with warrants. The Preferred C Stock and Warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price.

(b)	Consulting Warrants:

During the nine months ended September 30, 2012, the Company issued warrants to consultants for services. The warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price.

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	September 30, 2012
May-2, 2012	605,818	$0.26	May 1, 2017	$88,468	$159,737
September 28, 2012	1,000,000	0.32	September 27, 2017	252,970	252,970

	1,605,818			$341,438	$412,707

NOTE 11 — EQUITY

Common Stock

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5,033,000. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

On April 30, 2012, the Company entered into Executive Stock Agreement with a key executive (the “Executive”), pursuant to which the Company sold to the Executive in the aggregate 1,071,429 shares of common stock (“Executive Shares”) at a purchase price of approximately $0.14 per share, and the Executive entered into promissory note with the Company for $150,000. The shares purchased by the Executive are subject to repurchase by the Company if, prior to the second anniversary of the issuance date, the Executive’s employment with the Company is terminated for “cause” (as defined in the Executive Stock Agreement) or the Executive resigns from his employment without “good reason” (as defined in the Executive Stock Agreement). The Executive Shares are subject to time vesting that will vest annually over a two-year period (i.e., 50% per year). The Company used the proceeds for working capital purposes. The promissory note is due and payable on December 31, 2022. The promissory note bears interest rate at 4.0%, and the accrued interest shall be paid in full on the date of on which the final principal payment on this note is made.

On May 31, 2012, the Company entered into a $2,000,000 promissory note with a third-party financial institution. In lieu of cash interest on the principal balance of this note, the company issued 2,000,000 shares of the common stock, $0.001 par value per share of the Company to the payee valued at $520,000.

On June 1, 2012, the Company issued 1,865,000 shares of its common stock in connection with the acquisition of UGH Diagnostic Imaging and UGH Physical Therapy at a price of $0.40 per share.

On July 30, 2012, the Company issued 702,376 shares of its common stock in connection with the acquisition of UGH Kingwood Diagnostic and Rehabilitation Center at a price of approximately $0.25 per share.

Sigma Opportunity Fund, LLC purchased from the Company 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $162,500 in cash. In addition to assist in the financing of the acquisition of the TrinityCare, and the retirement of certain debt, the Company entered into a note purchase agreement with Sigma Opportunity Fund, LLC (the “Service Provider”) on August 8, 2012.

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

Series C Preferred Stock

On May 2, 2012 the Company completed the private placement of Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with accredited investors at a price of $1,000 per share (the “Stated Value”), with an original issue discount of 12%. On September 4, 2012, a shareholder exercised his greenshoe option of $350,000 for 392 Preferred Shares. Each Preferred Share is convertible into approximately 4,545 shares of the Company’s common stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 19,090,909 shares of the Company’s common stock (the “Warrants”). The warrants are exercisable at $0.26 per share and expire in five years. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On August 1, 2012, the Board declared and paid a quarterly cash dividend of approximately $76,160. As of September, the Company has accrued dividend of $53,387.

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

Each Preferred Share is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the purchase price of $1,000 by the conversion price of $0.22 per share in effect on the date of the certificate is surrendered for conversion. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. As of September 30, 2012, no Preferred Shares have been converted into the Company’s common stock.

In addition, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expenses were recorded as a charge to additional paid in capital. The warrants allow for the purchase of up to 19,090,909 shares of the Company’s common stock at an exercise price of $0.26 per share, are exercisable at any time, and expire on May 2, 2017.

Distributions of Noncontrolling Interests

During the nine months ended September 30, 2012, the Company distributed cash to holders of noncontrolling interests of $172,762.

NOTE 12 – GAIN ON EXTINGUISHMENT OF LIABILITIES

In the three and nine months ended September 30, 2012 and 2011, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. In addition, the Company also settled certain debt obligations with debt holders and reduced principal balance, accrued interest, taxes and penalties due on promissory notes that have been extinguished in accordance with the statute of limitations. For the three and nine months ended September 30, 2012 and 2011, the Company recognized a gain on extinguishment of liabilities of $618,353 and $1,947,134, and $3,521,879 and $3,411,479, respectively, related to the accounts payable settlements.

The Company evaluated the classification of these gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of liabilities” within income from continuing operations in the accompanying Statement of Income for the three and nine months ended September 30, 2012.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period.

The following table summarizes the components used to determine total diluted shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to the Company	$2,597,165	$1,045,450	$7,825,819	$377,946
Less: Preferred dividend	(129,547)	—	(129,547)	—
Less: Deemed dividend for Series C Preferred Shares	(504,946)	—	(4,349,980)	—

Net income attributable to common shareholders	$1,962,672	$1,045,450	$3,346,292	$377,946

Basic weighted average shares outstanding	325,144,781	276,379,591	306,101,581	235,075,067
Effect of dilutive securities:
Preferred C Shares	19,090,909	—	19,090,909	—
Preferred C Warrants	20,696,727	—	20,696,727	—

Diluted weighted average shares outstanding	364,932,417	276,379,591	345,889,217	235,075,067

Earnings per share data:
Basic earnings per shares	$0.01	$0.00	$0.01	$0.00
Diluted earnings per shares	$0.01	$0.00	$0.01	$0.00

NOTE 14 – SEGMENT INFORMATION

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which a separate financial statement is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is composed of the chief executive officer, chief financial officers and members of senior management.

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

Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011, the Company changed its reportable segments as follows:

(i)	Hospital. The Company provides a full array of services including inpatient and outpatient medical treatments and surgeries, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, as well as other ancillary services. The Company also provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital, its 69-bed acute care hospital in Houston, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Hospital	$33,274,349	$18,605,498	$76,668,851	$51,941,754
Senior living	2,043,499	1,877,179	5,930,065	1,877,179
Support Services	2,456,714	626,447	6,613,072	626,447
Intersegment revenues	(1,754,171)	(458,168)	(5,031,465)	(458,168)

Total revenues	$36,020,391	$20,650,956	$84,180,523	$53,987,212

Depreciation and amortization
Hospital	$1,558,542	$1,767,550	$4,293,449	$5,287,666
Senior living	756,085	327,966	1,305,381	327,966
Support Services	129,120	8,500	340,010	8,500

Total depreciation and amortization	$2,443,747	$2,104,016	$5,938,840	$5,624,132

Operating income (loss) from operations
Hospital	$11,570,318	$2,315,812	$23,111,532	$4,035,431
Senior living	(175,509)	168,446	237,640	168,446
Support Services	307,871	47,963	217,748	47,963
Intersegment income	—	—	—	—

Total operating income	$11,702,680	$2,532,221	$23,566,920	$4,251,840

	As of September 30, 2012	As of December 31, 2011
Total segment assets
Hospital	$89,274,602	$62,233,413
Senior living	41,094,565	42,378,141
Support Services	10,307,848	9,890,368

Total assets	$140,677,015	$114,501,922

NOTE 15 – INCOME TAXES

The provision for current income taxes of $5,777,762 for the nine months ended September 30, 2012 was $5,428,132 for federal and $349,630 for state, and the effective tax rate was 43% which was greater than the statutory rate of 35% primarily due to differences in book and tax accounting for the Company’s derivative.

Net deferred tax assets which totaled approximately $500,000 at September 30, 2012 (current deferred tax assets of approximately $5,400,000 less noncurrent deferred tax liabilities of approximately $4,900,000) were reduced by a valuation allowance of $500,000 as the more likely than not criterion for recognition of the assets was not met. The valuation allowance was reduced by approximately $1,800,000 during the nine months ended September 30, 2012.

The provision for income taxes of $261,000 for the nine months ended September 30, 2011 was for state income taxes. No current or deferred federal taxes were payable because of net operating losses. The net presentation of the deferred tax accounts on the balance sheet is conservative and is not indicative of the year end presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this quarterly report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Income included in this quarterly report on Form 10-Q, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “approximately”, “believes”, “continue”, “forecast”, “ongoing”, “pending”, “potential”, “seeks”, “views”, or “intends”, or stating that certain actions, events or results “may”, “must”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

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

On April 13, 2012, through wholly-owned subsidiaries, the Company completed the assets acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of the Company’s hospital segment under the name “UGH Baytown Endoscopy Center. Primary procedures at the Baytown Center include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a prominent multi-specialty group of physicians operating in Baytown. We expect the Baytown Center to contribute approximately $12 million in net patient revenue, along with projected Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”) of $5 million, during its first year of operations. We paid $161,915 in total consideration for the assets. The transaction was financed primarily with issuing a one-year promissory note payable. The purchase included assets and assumption of certain equipment financing commitments.

On June 1, 2012, through wholly-owned subsidiaries, the Company acquired a Diagnostic Imaging and Physical Therapy Centers (the “1960 Centers”) from 1960 Family Practice, PA., a multi-specialty group of physicians practicing in northern areas of Houston. We operate these centers as HOPDs of the hospital segment under the names “UGH Diagnostic Imaging” and “UGH Physical Therapy.” The total purchase consideration for the 1960 Centers was $7,460,000, consisting of the issuance by UGHS of 1,865,000 shares (the “Stock Consideration”) of our Common Stock.

As of September 30, 2012, we conducted operations through our wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Coding, Inc. and Sybaris Group, Inc.

We made progress on a number of our strategic initiatives during the quarter ended September 30, 2012. On July 30, 2012, through wholly-owned subsidiaries, the Company acquired diagnostic imaging, physical therapy and sleep centers (the “Kingwood Centers”) from Management Affiliates of Northeast Houston, LLC, a Kingwood, Texas-based health service operations company. We operate the Kingwood Centers as HOPDs of the hospital segment under the name “UGH Kingwood Diagnostic and Rehabilitation Center.” This acquisition contributed to the expansion of our regional network in the north Houston metropolitan area. We estimate that the acquired clinics should generate at least $6.5 million in annual net patient revenues, along with a projected yearly EBITDA of $2.6 million. The total purchase consideration for the Kingwood Center was $344,163.

On August 24, 2012, through wholly-owned subsidiaries, we executed asset acquisition agreements with Robert Horry Center for Sports and Physical Rehabilitation (“UGH Robert Horry Center for Sports and Physical Rehabilitation”), pursuant to which we acquired the business assets and properties of UGH Kingwood Diagnostic and Rehabilitation Center, which are free-standing facilities which operate as HOPD of the hospital segment. The purpose of the acquisition was to expand our capability and increase market share. This expansion is expected to increase our annual revenue by over $1.0 million during 2013. The purchase price consideration for Robert Horry Center for Sports and Physical Rehabilitation was $47,000.

The financial information, discussion and analysis that follow should be read in conjunction with our Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table contains our consolidated and segments results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$33,274,349	92.4%	$18,605,498	90.1%	$14,668,851
Senior living	2,043,499	5.7	1,877,179	9.1	166,320
Support services	702,543	2.0	168,279	0.8	534,264

Total Revenues	36,020,391	100.0	20,650,956	100.0	15,369,435

Operating expenses
Salaries, wages and benefits	10,448,799	29.0	8,263,837	40.0	2,184,962
Medical supplies	4,820,777	13.4	3,399,612	16.5	1,421,165
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the nine months ended)	—	—	1,412,385	6.8	(1,412,385)
General and administrative expenses (includes related party expenses of $372,697 and $1,434,662 for the three months ended and $1,054,340 and $4,129,789 for the nine months ended)	7,222,741	20.1	4,886,019	23.7	2,336,722
Gain on extinguishment of liabilities	(618,353)	(1.7)	(1,947,134)	(9.4)	1,328,781
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $513,870 for each of the nine months ended)	2,443,747	6.8	2,104,016	10.2	339,731

Total operating expenses	24,317,711	67.5	18,118,735	87.7	6,198,976

Operating income	11,702,680	32.5	2,532,221	12.3	9,170,459

Other expense

Interest expense, net of interest income of $20,000 each of the three months ended and $60,000 each for the nine months ended (includes related party interest expense $571,394 and $641,293 for the three months ended and $1,734,144 and $1,815,568 for the nine months ended)	(1,363,821)	(3.8)	(1,349,023)	(6.5)	(14,798)

Derivative expense	(508,681)	(1.4)	—	—	(508,681)
Change in fair value of derivatives	(5,173,513)	(14.4)	—	—	(5,173,513)

Income before income tax	4,656,665	12.9	1,183,198	5.7	3,473,467
Income tax expense	2,271,631	6.3	99,000	0.5	2,172,631

Income before noncontrolling interest	2,385,034	6.6	1,084,198	5.3	1,300,836
Net income (loss) attributable to noncontrolling interests	212,131	0.6	(38,748)	(0.2)	250,879

Net income attributable to the Company	$2,597,165	7.2%	$1,045,450	5.1%	$1,551,715

Less: Dividend-Convertible Preferred C Stock	(129,547)	(0.4)	—	—	(129,547)
Less: Deemed dividend-Convertible Preferred C Stock	(504,946)	(1.4)	—	—	(504,946)

Net income attributable to common shareholders	$1,962,672	5.4%	$1,045,450	5.1%	$917,222

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Our revenues for the three months ended September 30, 2012 increased $15.4 million, or 74.8%, to $36.0 million as compared to $20.6 million for the three months ended September 30, 2011. The revenues increase was primarily attributable to a 15.0% increase in our average daily census. The average daily census for the three months ended September 30, 2012 was 46 as compared to 40 for the three months ended September 30, 2011. In addition, the adjusted patient days increased by 802 days compared to the prior quarter of last year. This increase in net patient revenues was also driven by the continued development of the physician-centric and integrated health delivery system strategy. The acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $0.7 million and the acquisitions of hospital outpatient department (HOPD) during 2012 contributed to additional revenues of $5.9 million for the three months ended September 30, 2012.

Salaries, wages and benefits for the three months ended September 30, 2012 increased approximately $2.1 million, or 25.3%, to $10.4 million from $8.3 million for the three months ended September 30, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 29.0% in the three months ended September 30, 2012 from 40.0% in the three months ended September 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues, offset by the increase in acquisitions of Sybaris of approximately $1.2 million, adjustments to cost of living and additional employees.

Medical supplies expense for the three months ended September 30, 2012 increased approximately $1.4 million, or 41.2%, to $4.8 million from $3.4 million for the three months ended September 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the three months ended September 30, 2012 increased approximately by 26.7% or $641 per APD from $506 per APD for the three months ended September 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 13.4% in the three months ended September 30, 2012 as compared to 16.5% in the three months ended September 30, 2011 due to a decrease in the number of surgeries performed. Surgeries for the three months ended September 30, 2012 were 1,740 compared to 1,876 for the comparable prior quarter period.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the three months ended September 30, 2011 was $1.4 million.

General and administrative (“G&A”) expenses for the three months ended September 30, 2012 increased approximately $2.3 million, or 46.9%, to $7.2 million from $4.9 million for the three months ended September 30, 2011. As a percentage of revenues, G&A expenses decreased to 20.1% in the three months ended September 30, 2012 from 23.7% in the three months ended September 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties and marketing fees.

During the three months ended September 30, 2012 and 2011, we settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the three months ended September 30, 2012, we recognized a gain on extinguishment of liabilities of approximately $0.5 million. In addition, in connection with the cancellation of obligations with a debt holder during the three months ended September 30, 2012, the Company recognized a gain of $0.1 million representing the portion of principal balance and accrued interest. For the three months ended September 2011, we recognized a gain on extinguishment of liabilities of $1,947,134, of which $1,700,000 of the gain was related to the Siemens settlement referenced in Note 11.

Depreciation and amortization expense for the three months ended September 30, 2012 increased $0.3 million, or 14.3%, to $2.4 million as compared to $2.1 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense primarily resulted from the amortization expense of customer relationship, tradename, software and non-compete agreement which was obtained from the final valuation report for the acquisitions of Autimis and TrinityCare in June 2012, offset by some assets being fully depreciated in the current quarter as compared to prior quarter.

Net interest expense remained consistent to $1.4 million for each of the three months ended September 30, 2012 and 2011. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $0.1 million and $0.1 million in state income tax expense for the three months ended September 30, 2012 and 2011, respectively.

The Company’s effective tax rate for the current year third quarter was 48.8%, resulting in estimated income tax expense of $2.1 million. The Company had net operating loss carryforwards for income tax purposes for the prior year third quarter.

As fully described in Notes 10 and 11, the Company issued preferred stock and the related common stock warrant, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total derivative expense and change in fair value of derivatives of approximately $0.5 million and $5.2 million for the three month ended September 30, 2012, which directly reduced the net income attributable to the Company.

As a result of the foregoing, our net income attributable to the Company was $2.6 million for the three months ended September 30, 2012 as compared to a net income of $1.0 million for the three months ended September 30, 2011.

Segment Results of Operations

Hospital

Our revenues for the three months ended September 30, 2012 increased $14.7 million, or 79.0%, to $33.3 million as compared to $18.6 million for the three months ended September 30, 2011. The revenues increase was primarily attributable to a 15.0% increase in our average daily census. The average daily census for the three months ended September 30, 2012 was 46 as compared to 40 for the three months ended September 30, 2011. In addition, the adjusted patient days increased by 802 days compared to the prior quarter of last year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of hospital outpatient department (HOPD) during 2012 contributed to additional revenues of $5.9 million for the three months ended September 30, 2012.

Our provision for doubtful accounts during the three months ended September 30, 2012 increased $3.1 million to 9.9% of net patient revenue before the provision for doubtful accounts as compared to 1.9% of net revenue before the provision for doubtful accounts during the three months ended September 30, 2011. The increase in provision for doubfult accounts was due a significant increase in revenues during the current year.

We adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during the period ended March 31, 2012. ASU 2011-07 requires health care entities to change the presentation of the statement of income by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Our days revenues outstanding were 67 days at September 30, 2012 as compared to 59 days at December 31, 2011. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods. The increase in days revenues outstanding was due to a significant increase in revenues and accounts receivable during the third quarter of the current year as a result of the acquisitions during 2012.

Salaries, wages and benefits for the three months ended September 30, 2012 increased approximately $0.7 million, or 10.0%, to $7.7 million from $7.0 million for the three months ended September 30, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 23.2% in the three months ended September 30, 2012 from 38.0% in the three months ended September 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues as compared to the three months ended September 30, 2011.

Medical supplies expense for the three months ended September 30, 2012 increased approximately $1.4 million, or 41.2%, to $4.8 million from $3.4 million for the three months ended September 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the three months ended September 30, 2012 increased approximately by 26.7% or $641 per APD from $506 per APD for the three months ended September 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 14.5% in the three months ended September 30, 2012 as compared to 18.3% in the three months ended September 30, 2011 due to a decrease in the number of surgeries performed. Surgeries for the three months ended September 30, 2012 were 1,740 compared to 1,876 for the comparable prior quarter period.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the three months ended September 30, 2011 was $1.4 million.

General and administrative expenses for the three months ended September 30, 2012 increased approximately $3.6 million, or 78.3%, to $8.2 million from $4.6 million for the three months ended September 30, 2011. As a percentage of revenues, G&A expenses increased to 24.9% in the three months ended September 30, 2012 from 24.7% in the three months ended September 30, 2011. The increase in G&A expenses rate was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties and marketing fees.

Depreciation and amortization expense for the three months ended September 30, 2012 decreased by $0.2 million, or 11.1%, to $1.6 million as compared to $1.8 million for the three months ended September 30, 2011. The decrease in depreciation and amortization expense resulted from assets being fully depreciated in the current year third quarter as compared to the prior year third quarter.

Net interest expense was $1.1 million in current year third quarter as compared to $1.0 million in the prior year third quarter. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense was due to a higher average outstanding amount on notes during the current year third quarter as compared to the prior year third quarter.

Operating income of the hospital segment was approximately $11.6 million for the current year third quarter as compared to the operating income of $2.3 million for the prior year third quarter. The increase in operating income was due to improved leveraging of expenses from significant increase in revenues. In addition, the increase in net operating expense was driven by increase in G&A expenses and medical supplies, offset by no management fees incurred and additional gain on extinguishment of liabilities in this quarter as compared to the comparative prior quarter.

Senior Living

Senior living net revenues for the three months ended September 30, 2012 increased approximately by $0.1 million, or 5.3%, to $2.0 million as compared to $1.9 million for the three months ended September 30, 2011. The increase in revenues was primarily a result of an increase in the average monthly revenue per unit compared to the prior year third quarter , including growing revenues from our independent living and memory care units and an increase in occupancy. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 94.4% for the three months ended September 30 2012 as compared to 87.0% for the prior year third quarter. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries, wages and benefits for the three months ended September 30, 2012 increased approximately $0.2 million, or 28.6%, to $0.9 million from $0.7 million for the three months ended September 30, 2011. As a percentage of revenues, salaries, wages and benefits increased to 42.8% in the three months ended September 30, 2012 from 38.0% in the three months ended September 30, 2011. The increase in the salaries, wages and benefits rate was primarily due to the cost of living adjustments.

General and administrative expenses for the three months ended September 30, 2012 decreased approximately $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the three months ended September 30, 2011. As a percentage of revenues, G&A expenses decreased to 28.8% in the three months ended September 30, 2012 from 35.6% in the three months ended September 30, 2011 which was due to improved leveraging of expenses from higher revenues.

Depreciation and amortization expense for the three months ended September 30, 2012 increased by $0.4 million, or 133.3%, to $0.7 million as compared to $0.3 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense was primarily resulted from the amortization expense of customer relationship, tradename and non-compete agreement which obtained from the final valuation report for the acquisition in June 2012.

Net interest expense remained consistent to $0.3 million for each of the months ended September 30, 2012 and 2011. Interest expense is primarily comprised of interest on mortgage notes and notes payable. In August 2012, we and our lenders agreed to extend the terms of two mortgage notes for an additional eighteen months.

Net operating income before depreciation and amortization and interest expense of the senior living segment was approximately $0.6 million for the current year third quarter, as compared to the operating income of $0.5 million for the prior year third quarter.

Support Services

Support services segment net revenues for the three months ended September 30, 2012 increased approximately by $0.1 million, or 16.7%, to $0.7 million as compared to $0.6 million for the three months ended September 30, 2011. The increase in revenues was primarily a result of an additional client and Sybaris acquisition.

Salaries, wages and benefits for the three months ended September 30, 2012 increased approximately $1.3 million to $1.8 million from $0.5 million for the three months ended September 30, 2011. As a percentage of revenues, salaries, wages and benefits increased to 262.6% in the three months ended September 30, 2012 from 77.7% in the three months ended September 30, 2011. The increase in the salaries, wages and benefits rate was primarily due to the cost of living adjustments and additional employees.

General and administrative expenses for the three months ended September 30, 2012 increased approximately $0.1 million to $0.2 million from $0.1 million for the three months ended September 30, 2011. As a percentage of revenues, G&A expenses increased to 24.9% in the three months ended September 30, 2012 from 13.3% in the three months ended September 30, 2011 due to higher expense related to Sybaris entity.

Depreciation and amortization expense for the three months ended September 30, 2012 increased by $120,620 to $129,120 as compared to $8,500 for the three months ended September 30, 2011. The increase in depreciation and amortization expense primarily resulted from the amortization expense of customer relationship, tradename and software which obtained from the final valuation report for the acquisition in June 2012.

Operating income of the support services segment was approximately $0.3 million for the current year third quarter, as compared to the operating income of $0.05 million for the prior year third quarter. The operating income was driven by increase in the acquisition of Sybaris and a new client as compared to the prior quarter period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table contains our consolidated and segments results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$76,668,853	91.1%	$51,941,754	96.2%	$24,727,099
Senior living	5,930,064	7.0	1,877,179	3.5	4,052,885
Support services	1,581,606	1.9	168,279	0.3	1,413,327

Total Revenues	84,180,523	100.0	53,987,212	100.0	30,193,311

Operating expenses
Salaries, wages and benefits	27,466,450	32.6	21,211,247	39.3	6,255,203
Medical supplies	11,612,638	13.8	9,663,453	17.9	1,949,185
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the nine months ended)	—	—	4,105,767	7.6	(4,105,767)
General and administrative expenses (includes related party expenses of $372,697 and $1,434,662 for the three months ended and $1,054,340 and $4,129,789 for the nine months ended)	19,117,554	22.7	12,542,252	23.2	6,575,302
Gain on extinguishment of liabilities	(3,521,879)	(4.2)	(3,411,479)	(6.3)	(110,400)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $513,870 for each of the nine months ended)	5,938,840	7.1	5,624,132	10.4	314,708

Total operating expenses	60,613,603	72.0	49,735,372	92.1	10,878,231

Operating income	23,566,920	28.0	4,251,840	7.9	19,315,080

Other income (expense)
Interest expense, net of interest income of $20,000 each of the three months ended and $60,000 each for the nine months ended (includes related party interest expense $571,394 and $641,293 for the three months ended and $1,734,144 and $1,815,568 for the nine months ended)	(4,187,121)	(5.0)	(3,574,146)	(6.6)	(612,975)
Other income	11,583	0.0	—	—	11,583
Derivative expense	(1,770,787)	(2.1)	—	—	(1,770,787)
Change in fair value of derivatives	(4,256,980)	(5.1)	—	—	(4,256,980)

Income before income tax	13,363,615	15.9	677,694	1.3	12,685,921
Income tax expense	5,777,762	6.9	261,000	0.5	5,516,762

Income before noncontrolling interest	7,585,853	9.0	416,694	0.8	7,169,159
Net income (loss) attributable to noncontrolling interests	239,966	0.3	(38,748)	(0.1)	278,714

Net income attributable to the Company	$7,825,819	9.3%	$377,946	0.7%	$7,447,873

Less: Dividend-Convertible Preferred C Stock	(129,547)	(0.2)	—	—	(129,547)
Less: Deemed dividend-Convertible Preferred C Stock	(4,349,980)	(5.2)	—	—	(4,349,980)

Net income attributable to common shareholders	$3,346,292	4.0%	$377,946	0.7%	$2,968,346

(1)	Percentages may not foot due to rounding.

Our revenues for the nine months ended September 30, 2012 increased $30.2 million, or 55.9%, to $84.2 million as compared to $54.0 million for the nine months ended September 30, 2011. The revenues increase was primarily attributable to a 11.4% increase in our average daily census. The average daily census for the nine months ended September 30, 2012 was 39 as compared to 35 for the nine months ended September 30, 2011. In addition, the adjusted patient days increased by 2,335 days compared to the nine months ended of prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $5.5 million and the acquisitions of hospital outpatient department (HOPD) during 2012 contributed to additional revenues of $8.2 million for the nine months ended September 30, 2012.

Salaries, wages and benefits for the nine months ended September 30, 2012 increased approximately $6.3 million, or 29.7%, to $27.5 million from $21.2 million for the nine months ended September 30, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 32.6% in the nine months ended September 30, 2012 from 39.3% in the nine months ended September 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues as compared to the nine months ended September 30, 2011, offset by an increase in the acquisitions of TrinityCare, Autimis and Sybaris of approximately $4.1 million.

Medical supplies expense for the nine months ended September 30, 2012 increased approximately $1.9 million, or 19.6%, to $11.6 million from $9.7 million for the nine months ended September 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the nine months ended September 30, 2012 decreased approximately by 5.7% or $595 per APD from $563 per APD for the nine months ended September 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 13.8% in the nine months ended September 30, 2012 as compared to 17.9% in the nine months ended September 30, 2011. The decrease in medical supplies rate was due to a decrease in the number of surgeries performed. Surgeries for the nine months ended September 30, 2012 were 4,941 compared to 5,256 for the comparable prior year period.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the nine months ended September 30, 2011 was $4.1 million.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2012 increased approximately $6.6 million, or 52.8%, to $19.1 million from $12.5 million for the nine months ended September 30, 2011. As a percentage of revenues, G&A expenses decreased to 22.7% in the nine months ended September 30, 2012 from 23.2% in the nine months ended September 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties and marketing fees.

During the nine months ended September 30, 2012 and 2011, we settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. For the nine months ended September 30, 2012 and 2011, we recognized a gain on extinguishment of liabilities of $0.6 million and $3.4 million, of which $1,700,000 of the gain was related to the Siemens settlement, respectively. In addition, during the nine months ended September 30, 2012, in connection with the cancellation of obligations with a debt holder, the Company recognized a gain of $2.9 million representing the portion of principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes that have been extinguished in accordance with the statute of limitations.

Depreciation and amortization expense for the nine months ended September 30, 2012 increased $0.3 million, or 5.4%, to $5.9 million as compared to $5.6 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense primarily resulted from the amortization expense of customer relationship, tradename, software and non-compete agreement which obtained from the final valuation report for the acquisitions of Autimis and TrinityCare in June 2012, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $4.2 million during the nine months ended September 30, 2012 as compared to $3.6 million during the nine months ended September 30, 2011. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the current year, as compared to the prior year, was attributable to an increase in our outstanding debt balance and debt assumed from the acquisition of TrinityCare and Sybaris.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $0.5 million and $0.3 million in state income tax expense for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s effective tax rate for the current year was 43.3%, resulting in estimated income tax expense of $5.4 million. The Company had net operating loss carryforwards for income tax purposes for the prior year.

As fully described in Notes 10 and 11, the Company issued preferred stock and the related common stock warrant, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total derivative expense and change in fair value of derivatives of approximately $1.8 million and $4.3 million for the nine month ended September 30, 2012, which directly reduced the net income attributable to the Company.

As a result of the foregoing, our net income attributable to the Company was $7.8 million for the nine months ended September 30, 2012 as compared to a net income of $0.4 million for the nine months ended September 30, 2011.

Segment Results of Operations

Hospital

Our revenues for the nine months ended September 30, 2012 increased $24.8 million, or 47.8%, to $76.7 million as compared to $51.9 million for the nine months ended September 30, 2011. The revenues increase was primarily attributable to a 11.4% increase in our average daily census. The average daily census for the nine months ended September 30, 2012 was 39 as compared to 35 for the nine months ended September 30, 2011. In addition, the adjusted patient days increased by 2,335 days compared to the nine months ended of prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of hospital outpatient department (HOPD) during 2012 contributed to additional revenues of approximately $8.2 million for the nine months ended September 30, 2012.

Our provision for doubtful accounts for the nine months ended September 30, 2012 increased $6.7 million to 9.3% of net revenue before the provision for doubtful accounts as compared to 1.9% of net revenue before the provision for doubtful accounts during the nine months ended September 30, 2011. This change was primarily due to an increase in self-pay patients in the mix of patients that we served.

We adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during the period ended March 31, 2012. ASU 2011-07 requires health care entities to change the presentation of the statement of income by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Our days revenues outstanding were 67 days at September 30, 2012 as compared to 59 days at December 31, 2011. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods. The increase in days revenues outstanding due to a significant increase in revenues and accounts receivable during the third quarter of the current year as a result of the acquisitions during 2012.

Salaries, wages and benefits for the nine months ended September 30, 2012 increased approximately $0.6 million, or 3.0%, to $20.6 million from $20.0 million for the nine months ended September 30, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 26.9% in the nine months ended September 30, 2012 from 38.5% in the nine months ended September 30, 2011. The decrease in the salaries, wages and benefits rate was primarily due to improved leveraging of expenses from higher revenues as compared to the nine months ended September 30, 2011.

Medical supplies expense for the nine months ended September 30, 2012 increased approximately $1.9 million, or 19.6%, to $11.6 million from $9.7 million for the nine months ended September 30, 2011. On an adjusted patient day (“APD”) basis, medical expenses for the nine months ended September 30, 2012 decreased approximately by 5.7% or $595 per APD from $563 per APD for the nine months ended September 30, 2011. As a percentage of revenues, our medical supplies expense decreased to 15.1% in the nine months ended September 30, 2012 as compared to 18.6% in the nine months ended September 30, 2011. The decrease in medical supplies rate was due to a decrease in the number of surgeries performed. Surgeries for the nine months ended September 30, 2012 were 4,941 compared to 5,256 for the comparable prior year period.

We have terminated all of our remaining management services agreements during the first quarter of 2012. Management fees for the nine months ended September 30, 2011 was $4.1 million.

General and administrative expenses for the nine months ended September 30, 2012 increased approximately $8.3 million, or 68.0%, to $20.5 million from $12.2 million for the nine months ended September 30, 2011. As a percentage of revenues, G&A expenses increased to 26.8% in the nine months ended September 30, 2012 from 23.5% in the nine months ended September 30, 2011. The increase in G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties fees and marketing fees.

Depreciation and amortization expense for the nine months ended September 30, 2012 decreased by $1.0 million, or 18.9%, to $4.3 million as compared to $5.3 million for the nine months ended September 30, 2011. The decrease in depreciation and amortization expense resulted from assets being fully depreciated in the current year as compared to the prior year period.

Net interest expense remained consistent at $3.3 million in current year as compared the prior year. Interest expense is primarily comprised of interest on borrowings under the lines of credit, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations.

Operating income of the hospital segment was approximately $23.1 million for the current year as compared to the operating income of $4.0 million for the year prior year. The increase in operating income was due to improved leveraging of expenses from significant increase in revenues. In addition, the increase in net operating expense was driven primarily by increase in G&A expenses and medical supplies, offset by no management fees incurred, decreases in depreciation and amortization expenses and additional gain on extinguishment of liabilities in this period as compared to the prior year period.

Senior Living

In comparison to the same period of the previous year, senior living did not have operations for the first six months of 2011.

Senior living net revenues for the nine months ended September 30, 2012 were approximately $5.9 million. This reflects average revenue per unit occupied of $3,081. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 94.6% for the nine months ended September 30, 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

For the nine months ended September 30, 2012, salaries and benefit expense was $2.4 million, G&A expense was $2.0 million, depreciation and amortization was $1.3 million and interest expenses was $0.9 million. Net operating income before depreciation and amortization and interest expense was approximately $1.5 million.

Support Services

In comparison to the same period of the previous year, support services did not have operations for the first six months of 2011.

Support services segment revenues for the nine months ended September 30, 2012 were approximately $1.6 million. The net operations income was approximately $0.2 million.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions and distributions to non-controlling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

Key components of our cash flows for the current year and prior year are summarized below:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$4,892,156	$(3,227,152)
Investing activities	(2,391,953)	(316,205)
Financing activities	2,303,851	1,874,562

Operating Activities

During the current year, we generated $4.9 million in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of approximately $23.7 million. Net changes in operating assets and liabilities used net cash of approximately $18.8 million, which primarily included a $20.2 million increase in accounts receivable and an increase of $2.0 million in prepaid expenses and other assets, offset by a $0.3 million decrease in related party receivable and a $0.4 million decrease in inventory, a $2.8 million increase in account payable, accrued expenses and tax payable and a decrease in deferred revenues of $0.05 million.

During the prior year, the cash used in operating activities was $3.3 million. Net income, adjusted for non-cash expenses and income, provided cash of approximately $3.6 million. Net change in operating assets and liabilities used net cash of approximately $6.9 million, which primarily included a $5.3 million increase in accounts receivable, a $0.3 million increase in inventories and a $0.1 increase in prepaid expenses and other assets, offset by a decrease of $1.5 million in accounts payable, related party receivables and payables of $0.2 million and an increase in deferred revenue of $0.1 million.

Investing Activities

The cash used in investing activities was approximately $2.4 million for the current year, compared to $0.3 million for the prior year. The increase in cash used in investing activities was primarily attributable to additional purchases of property and equipment as compared to the prior year.

Financing Activities

The cash provided by financing activities was approximately $2.3 million for the current year, compared to $1.9 million for the prior year. The increase over the prior year was primarily caused by additional borrowings of approximately $8.1 million and new revolving credit facility borrowings of $12.3 million, offset by higher payments on short-term notes payable and lines of credit during the year. Additionally, during the current year, we raised approximately $8.5 million capital through private placement transactions.

As of September 30, 2012, we had a negative working capital of approximately $29.7 million compared to a negative of approximately $58.5 million as of December 31, 2011. We are a highly leveraged company with debt service requirements. Our short-term debt totaled approximately $23.7 million at September 30, 2012. The negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

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

Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). On September 4, 2012, a shareholder exercised his greenshoe option of $350,000 for 392 Preferred Shares. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 19,090,909 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances. The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 2, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On August 1, 2012, the Board declared and paid a quarterly cash dividend of approximately $76,160.

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Company accessed approximately $12.3 million as of September 30, 2012. Excess borrowing availability under the Revolving Credit Facility at September 30, 2012 was $2.7 million. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, all as set forth in the Revolving Credit Facility Agreement. At September 30, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during fiscal year 2012.

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were ineffective as of September 30, 2012. The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including our lack of an audit committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 11, 2011, the trial court judge entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP timely appealed the lost profits portion of the judgment and has suspended enforcement of the judgment pending the result of the appeal. The Company believes the appellate court is likely to reduce the amount of the judgment to $861,000 which is the amount of unpaid fees to Prexus prior to the effective date of termination. As a result, the Company accrued this amount plus $139,000 for attorney fees and estimated post judgment interest as of September 30, 2012, which is included in the Consolidated Balance Sheets.

Siemens

On June 29, 2010, Siemens Medical Solutions USA, Inc. (“Siemens”) sued UGH LP, University Hospital Systems, LLP (“UHS”) and several individual guarantors in the 215th District Court of Harris County, Texas, Cause No. 2010-40305, seeking approximately $7,000,000 for alleged breaches of (i) a Master Equipment Lease Agreement dated August 1, 2006 and related agreements (the “Lease Agreements”), pursuant to which UGH LP leased certain radiology equipment and (ii) an Information Technology Agreement dated March 31, 2006 and related agreements (the “IT Agreements”) pursuant to which Siemens agreed to provide an information technology system, software and related services. On November 22, 2010 UGH LP filed counterclaims against Siemens seeking approximately $5,850,000 against Siemens for breach of contract, negligent representation and breach of warranty based on Siemens’ breach of the Lease Agreements and the IT Agreements. On February 28, 2011, the court signed an order granting partial summary judgment in favor of Siemens and against UGH LP as to UGH LP’s liability for breach of the Lease Agreements, but not as to damages sought by Siemens.

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP is currently in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputes the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP has filed a timely filed an appeal and suspended enforcement of the Agreed agreement Judgment during the pendency of the pending such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. All briefing in the appeal and the mandamus proceeding is complete. The appellate court has not yet issued a ruling. As of September 30, 2012 and December 31, 2011 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $3,451,555, respectively, in the Consolidated Balance Sheets.

Internal Revenue Service

UGH LP currently owes the Internal Revenue Service (the “IRS”) past due payroll taxes. Until paid in full, statutory penalties and interest will continue to accrue. The IRS has filed tax liens covering such amounts with various governmental authorities and has taken other actions to collect these balances. UGH LP is working with IRS representatives on payment arrangements to satisfy these balances on an amicable basis. In August 2011, UGH LP entered into an installment agreement with the IRS pursuant to which UGH LP paid $165,000 per month towards satisfaction of the outstanding balance for various quarters in 2009. In March 2012, this agreement was terminated and the outstanding balance thereunder was paid in full. At September 30, 2012 and December 31, 2011, the Company accrued $3,640,381 and $4,171,826, respectively.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sigma Opportunity Fund, LLC (the “Service Provider”) purchased from UHGS 625,000 shares of common stock, par value $0.001 per share, of UGHS for an aggregate purchase price of $162,500 in cash. In addition, to assist in the financing of the acquisition of the TrinityCare and the retirement of certain debt, we entered into a $2,000,000 note purchase agreement with the Service Provider on August 8, 2012. Additionally, in connection with the Kingwood Diagnostic and Rehabilitation Center acquisition, effective July 30, 2012, we issued a total of 702,376 shares of UGHS common stock to the sellers. These shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. We believe the registration exemption is available for these transactions because the offerings were made solely and only to the parties to the transactions described herein following comprehensive due diligence investigations and without any public offering or solicitation.

In accordance with the Credit and Security Agreement executed with MidCap Financial, LLC, the Company issued to MidCap Financial a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock (the “MidCap Warrant”). The MidCap Warrant has an initial exercise price of $0.32 per share, is exercisable immediately upon issuance and has a term of exercise equal to five years. The MidCap Warrant has full ratchet price protection and is subject to other adjustments. The foregoing description of the MidCap Warrant does not purport to be complete and is qualified in its entirety by reference to the full text thereof. A copy of the Form of MidCap Warrant is attached as Exhibit 4.1 to the Form 10-Q and is incorporated herein by reference.

The MidCap Warrant was offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The shares to be issued upon conversion of the MidCap Warrant has not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following documents are the exhibits to this Form 10-Q. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

4.1*	Form of MidCap Warrant.

10.1†*	Agreement of Loan dated October 5, 2006 between University General Hospital, L.P. and Felix Spiegel, M.D.

10.2†*	Agreement of Lease and Amendments between University General Hospital, L.P. and Cambridge Properties

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Hassan Chahadeh, Chairman of the Board of Directors, Chief Executive Officer and President of University General Health System Inc.

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Michael L. Griffin, Chief Financial Officer of University General Health System Inc.

32*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Hassan Chahadeh, Chairman of the Board of Directors and Chief Executive Officer of University General Health System, Inc., and by Michael L. Griffin, Chief Financial Officer of University General Health System, Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

November 14, 2012	/s/ Hassan Chahadeh
(Date)	Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	/s/ Michael L. Griffin
(Date)	Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)