Form 10-Q/A
period 2012-06-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2013-05-30
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Form 10-Q/A

(Amendment No. 2)

For the Quarterly Period Ended June 30, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-Q/A to amend and restate in its entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32. Our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended June 30, 2012 erroneously accounted for Series C Variable Rate Convertible Preferred Stock and the related common stock warrants.

i)	Restate the accounting of the May 2, 2012 Series C Variable Rate Convertible Preferred Stock and the related common stock warrants; we have identified an embedded derivative within the provisions of the preferred stock and a separately identified free-standing derivative for the warrants, and will record such derivatives at fair market value. The embedded derivative for the preferred stock was created by the “full ratchet” adjustment provision within the terms and condition of the preferred stock. The derivatives associated with the preferred stock and warrants were not originally reflected in the Company’s financial statements. The warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. We used the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of our stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

ii)	Originally, the preferred stock and warrants were classified as equity in the Consolidated Balance Sheets. Under the restatement, the preferred stock is now classified in temporary equity on the Consolidated Balance Sheets because the conversion features do not have readily determinable fair values and therefore require significant management judgment and estimations. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock. At issuance, the Company recorded the $5,158,575 derivative liability by allocating $4,701,289 as an expense to other income/expense called “Direct Investor Expense” on the Company’s Consolidated Statement of Operations (see note 10 for a breakout of this liability among the preferred stocks and the warrants.) In addition, the Company recorded the fair value of the placement warrants ($88,469) as a derivative liability. The company allocated $60,698 of the fair value of the placement warrants to the contra temporary equity account and will accrete the expense to the statement of operations over two years, the remaining $27,771 of the fair value of the placements warrants was expensed at issuance. The Company believes they accounted for these features in accordance with the Derivatives Implementation Group Issue No. B6.

iii)	Restate our earnings per share disclosures and calculations to accurately reflect the impact of the Series C Variable Rate Convertible Preferred Stock and Warrant issuance.

The correction of the errors increased originally reported liabilities by $4.3 million and mezzanine equity by $2.8 million, and decreased originally reported shareholders’ equity by $7.1 million at June 30, 2012. In addition, other expense increased by $0.1 million, direct investor expense increased by $4.7 million, change in fair market value of derivatives increased by $0.9 million, and net income attributable to the Company decreased by $4.0 million for the three and six months ended June 30, 2012. Basic and diluted earnings per share decreased from $0.02 to $0.00 for the three months ended June 30, 2012. Basic earnings per share decreased from $0.02 to $0.01 and diluted earnings per share decreased from $0.02 to $0.00 for the six months ended June 30, 2012.

We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

The consolidated financial statements and other financial information included in this Amendment No. 2 have been restated accordingly. The public should no longer rely on our previously filed financial statements for the three and six months ended June 30, 2012. These matters have been discussed by our authorized executive officers and with our former independent registered certified public accounting firm.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	Restated June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$475,885	$538,018
Accounts receivable, less allowance for doubtful accounts of $10,184,800 and $7,070,327	17,175,814	10,913,361
Inventories	1,878,266	1,908,177
Receivables from related parties	1,084,021	658,764
Prepaid expenses and other assets	1,315,319	1,275,104

Total Current Assets	21,929,305	15,293,424
Long-Term Assets
Investments in unconsolidated affiliates	767,323	687,323
Property, equipment and leasehold improvements, net	66,841,636	66,437,316
Intangible assets, net	7,198,000	7,649,000
Goodwill	28,900,818	22,199,874
Other non-current assets, net	1,883,224	2,234,985

Total Long-Term Assets	105,591,001	99,208,498

Total Assets	$127,520,306	$114,501,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,585,813	$11,874,720
Payables to related parties	2,089,287	2,493,088
Accrued expenses	5,339,916	7,516,940
Accrued acquisition cost	521,401	1,007,380
Taxes payable	5,149,799	4,171,826
Income tax payable	3,840,809	—
Deferred revenue	248,954	314,876
Lines of credit	8,451,025	8,451,025
Notes payable, current portion	25,528,386	28,982,331
Notes payable to related parties, current portion	2,164,527	2,798,783
Capital lease obligations, current portion	4,633,186	5,943,685
Capital lease obligations to related party, current portion	253,397	239,409
Derivative liability	4,242,042	—

Total Current Liabilities	73,048,542	73,794,063
Long-Term Liabilities
Notes payable, less current portion	13,707,523	8,459,474
Notes payable to related parties, less current portion	—	1,983,514
Capital lease obligations, less current portion	331,153	34,893
Capital lease obligations to related party, less current portion	30,671,750	30,803,450

Total Long-Term Liabilities	44,710,426	41,281,331
Total Liabilities	117,758,968	115,075,394
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,808 and 0 shares issued and outstanding, respectively ($1,000 stated value)	2,768,428	—
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B - 3,000 shares issues and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 324,326,655 and 283,440,226 shares issued and outstanding	324,326	283,440
Additional paid-in-capital	55,313,907	49,078,223
Shareholders’ receivables	(2,409,069)	(2,219,068)
Accumulated deficit	(51,358,568)	(53,049,030)

Total shareholders’ equity	1,870,599	(5,906,432)
Noncontrolling interest	5,122,311	5,332,960

Total equity (deficit)	6,992,910	(573,472)

Total liabilities and shareholders’ equity	$127,520,306	$114,501,922

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Revenues
Patient service revenues, net of contractual adjustments	$29,309,857	$18,218,417	$47,324,501	$33,952,453
Provision for doubtful accounts	(2,790,920)	(334,347)	(4,187,831)	(625,150)

Net patient service revenue less provision for bad debts	26,518,937	17,884,070	43,136,670	33,327,303
Senior living revenues	1,908,425	—	3,776,858	—
Support services revenues	395,364	—	879,064	—
Other revenues	250,351	2,971	367,540	8,953

Total revenues	29,073,077	17,887,041	48,160,132	33,336,256
Operating expenses
Salaries, wages and benefits	8,735,661	6,812,693	17,017,652	12,947,409
Medical supplies	3,859,736	3,103,206	6,791,861	6,263,841
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	1,303,727	—	2,693,382
General and administrative expenses (includes related party expenses of $377,030 and $1,621,953 for the three months ended and $681,643 and $3,369,262 for the six months ended)	7,667,311	4,172,194	11,894,814	7,656,234
Gain on extinguishment of liabilities	(2,806,787)	(160,979)	(2,903,526)	(1,464,345)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	1,769,920	1,757,509	3,495,093	3,520,116

Total operating expenses	19,225,841	16,988,350	36,295,894	31,616,637

Operating income	9,847,236	898,691	11,864,238	1,719,619
Other income (expense)
Interest expense, net of interest income of $20,000 and $0 for the three months ended and $40,000 and $0 for the six months ended (includes related party interest expense $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended)	(1,385,335)	(1,045,427)	(2,823,300)	(2,225,123)
Other income	(139,639)	—	(128,056)	—
Direct investor expense	(4,701,289)		(4,701,289)
Change in fair market value liability	916,533	—	916,533	—

Income (loss) before income tax	4,537,506	(146,736)	5,128,126	(505,504)
Income tax expense	3,407,131	81,000	3,506,131	162,000

Income (loss) before noncontrolling interest	1,130,375	(227,736)	1,621,995	(667,504)
Net income attributable to noncontrolling interests	30,018	—	27,835	—

Net income (loss) attributable to the Company	$1,160,393	$(227,736)	$1,649,830	$(667,504)

Less: Cash dividend-Convertible Preferred C Stock	(50,773)	—	(50,773)	—
Less: Accretion of non-cash dividend-Convertible Preferred C Stock	(91,408)	—	(91,408)	—

Net income (loss) attributable to common shareholders	$1,018,212	$(227,736)	$1,507,649	$(667,504)

Net income attributable to common shareholders:
Basic and diluted income (loss) per share data
Basic earnings (loss) per common share	$0.00	$(0.00)	$0.01	$(0.00)

Basic weighted average shares outstanding	309,510,470	253,000,000	296,475,348	214,080,503

Diluted earnings (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted weighted average shares outstanding	326,819,560	253,000,000	313,784,438	214,080,503

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,621,995	$(667,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	3,495,093	3,520,116
Income tax payable	3,840,809	—
Provision for doubtful accounts	4,187,831	625,150
Gain on sales of assets	(11,583)	—
Gain on extinguishment of liabilities	(2,903,526)	(1,464,345)
Warrants issuance costs	139,639
Direct investor expense	4,701,289	—
Change in fair value of derivative liabilities	(916,533)	—
Net changes in operating assets and liabilities:
Accounts receivable	(10,450,284)	(3,483,770)
Related party receivables and payables	(829,058)	24,653
Inventories	29,911	(229,058)
Prepaid expenses and other assets	357,749	(105,114)
Accounts payable, accrued expenses and taxes payable	(812,429)	(2,370,311)
Deferred revenues	(65,922)	—

Net cash provided by (used in) operating activities	2,384,981	(4,150,183)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(1,271,646)	(368,012)
Business acquisitions, net of cash acquired	—	198,526
Investments in unconsolidated affiliates	(80,000)	(115,000)

Net cash used in investing activities	(1,351,646)	(284,486)

Cash flows from financing activities:
Redemption of common stock	—	(50,000)
Distribution to noncontrolling interests	(172,762)	—
Issuance of common stock	5,033,333	7,120,000
Issuance of Series C convertible preferred stock, net issuance costs	2,994,672	—
Borrowings under notes payable	2,033,886	3,500
Payments on notes payable	(9,293,686)	(2,387,893)
Borrowings under notes payable to related party	11,979	3,428,250
Payments on notes payable to related party	(118,913)	(1,898,396)
Payments on capital leases	(1,466,265)	(3,835,823)
Payments on capital leases obligation to related party	(117,712)	(36,720)

Net cash (used in) provided by financing activities	(1,095,468)	2,342,918

Net decrease in cash and cash equivalents	(62,133)	(2,091,751)
Cash and cash equivalents:
Beginning of period	538,018	2,291,754

End of period	$475,885	$200,003

Supplemental disclosures of cash flow information:
Interest paid	$3,109,608	$538,718
Income taxes paid	$383,434	$4,828,470
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—
Supplemental noncash financing activities:
Exchange of debt for common stock	$—	$3,500,000
Issuance of common stock	$710,000	$2,130,000
Issuance of common stock to affiliate for termination of service agreement	$—	$1,000,000
Transfer of related party debt to third party debt	$2,510,836	$—
Noncash consideration paid for acquisitions	$7,653,876	$24,753,735

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Derivatives. The Company evaluates all financial instruments for freestanding and embedded derivatives. Warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses a Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

Preferred Stock and Common Stock Purchase Warrants. As more fully described in Notes 10 and 11, The Company issued preferred stock and a common stock warrant, which are classified in temporary equity on the Consolidated Balance Sheets. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

Per Share Amounts. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. Common share equivalents included at June 30, 2012 consisted of an aggregate of 17,309,090 shares of Preferred C convertible stock and nil at June 30, 2011, respectively.

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

NOTE 3 — GOING CONCERN

The Company had net income attributable to the Company of $1,649,830 and net cash provided by operating activities of $2,384,981 for the six months ended June 30, 2012. However, the Company had negative working capital of $51,119,237 and held cash and cash equivalents of $475,885 at June 30, 2012. The negative working capital and relative low levels of cash and cash equivalents amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

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

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. Effective May 2, 2012 the Company also completed a securities purchase agreement with institutional investors (the “purchasers”), for the private issuance and sale by the Company to the purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “preferred shares”) with each preferred share initially convertible into approximately 4,545 shares of the Company’s common stock and warrants to purchase up to an aggregate of 17,309,090 shares of the Company’s Common Stock (the “warrants”). The preferred shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred shares and warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

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

During the three months ended June 30, 2012, the Company received the final valuation studies for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded a fair value adjustment of $10,800,564 to its property and equipment and revised other provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to increase goodwill by $5,550,564 and other intangibles by $5,250,000.

The fair value of customer relationship, tradename and non-compete agreement was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expenses over their estimated period of use of five years, respectively.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

	As Originally Reported in Form 10-K	Measurement Period Adjustments	As Retrospectively Adjusted
Assets
Current assets	$734,658	$—	$734,658
Property and equipment	29,893,564	(10,800,564)	19,093,000
Other noncurrent assets	2,031,967		2,031,967
Intangible assets:
Customer relationships	—	630,000	630,000
Tradename	—	2,620,000	2,620,000
Non-compete agreement	—	2,000,000	2,000,000
Goodwill	9,727,426	5,550,564	15,277,990

Total assets acquired	42,387,615		42,387,615

Liabilities
Accounts payable and accrued expenses	827,603		827,603
Deferred revenue	24,375	—	24,375
Notes payable, current portion	6,830,976	—	6,830,976
Notes payable, less current portion	11,655,780	—	11,655,780

Total liabilities assumed	19,338,734		19,338,734

Assets acquired less liabilities assumed	23,048,881	—	23,048,881
Less: fair value attributable to noncontrolling interest	(5,150,146)	—	(5,150,146)

Total purchase consideration	$17,898,735	$—	$17,898,735

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

During the three months ended June 30, 2012, the Company received the final valuation studies for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded the revised provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to decrease goodwill by $1,650,000.

The Company has retrospectively adjusted the previously reported fair values to reflect these amounts as follows:

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

Current assets with aggregate fair value of $132,847 include accounts receivable with fair value of $119,382. The goodwill of $5,417,321 is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions. The fair value of customer relationships, tradename and software was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expenses over their estimated period of use of five and ten years for the software, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$30,071,762	$22,052,785	$50,656,845	$41,342,424
Income from operations	10,142,729	2,435,152	12,602,974	4,324,713
Net income attributable to the Company	1,455,886	316,001	2,400,149	649,194
Basic income per share	0.00	0.00	0.01	0.00
Diluted income per share	0.00	0.00	0.01	0.00
Net income attributable to common shareholders	1,313,705	316,001	2,257,968	649,194
Basic income per share	0.00	0.00	0.01	0.00
Diluted income per share	0.00	0.00	0.01	0.00

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Notes Payable

The Company’s third party notes payable consisted of the following:

	June 30, 2012	December 31, 2011
Note payable, maturing on March 31, 2012, interest rate of 6.5% at June 30, 2012	$348,126	$434,626
Note payable, maturing on September 15, 2012, interest rate of 6.0% at June 30, 2012	3,600,000	5,150,000
Note payable, maturing on April 30, 2013, interest rate of 5.0% at June 30, 2012	114,308	—
Note payable to Siemens, maturing on May 31, 2013, interest rate of 6.0% at June 30, 2012	2,753,232	3,451,555
Notes payable, maturing on July 31, 2013, interest rate of 22.3% at June 30, 2012	2,000,000	—
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5% at June 30, 2012	420,435	818,776
Note payable, maturing on November 29, 2013, interest rate of 4.25% at June 30, 2012	732,079	982,079
Note payable, maturing on April 25, 2014, interest rate of 5.0% at June 30, 2012	6,714,000	—
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at June 30, 2012	6,135,105	6,170,366
Mortgage payable to Trustmark National Bank, maturing on May 31, 2012, interest rate of 5.0% at June 30, 2012	5,232,413	5,311,654
Mortgage payable to Citizens National Bank of Sevierville, maturing on July 13, 2012, interest rate of 6.5% at June 30, 2012	5,700,648	5,777,268
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6.0% at June 30, 2012	2,815,089	2,815,089
Note payable to a shareholder, due on demand, interest rate of 15.0%	134,000	—
Note payable to a shareholder,maturing in 2017, non-interest bearing	325,000	—
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $82,966 at June 30, 2012	1,217,034	—
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at June 30, 2012	700,000	—
Various notes payable, bearing interest ranging from 0% to 10.5%, maturing in June 2012 at June 30, 2012	294,440	340,319
Notes payable was paid in full in June 2012.	—	1,404,063
Notes payable was paid in full in May 2012.	—	2,250,000
Note payable, maturing on June 30, 2012, interest rate of 6.34%. Note was paid in full in June 2012.	—	403,302
Various notes payable, due on various dates, interest rates ranging from 0.0% to 6.25%. Notes were paid in full in June 30, 2012.	—	132,708
Note payable, maturing on April 27, 2012, interest rate of 18.0% . Note was paid in full in May 2012.	—	2,000,000

Total debt	$39,235,909	$37,441,805
Less: current portion	(25,528,386)	(28,982,331)

Total debt, less current portion	$13,707,523	$8,459,474

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

`	June 30, 2012	December 31, 2011
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,923,000	$1,923,000
Notes payable to shareholder, due on demand, non-interest bearing	—	84,962
Trinity notes payable to a shareholder, due on demand, non-interest bearing	241,527	263,499
Note payable to a shareholder, due on demand, interest rate of 15.0%	—	154,000
Note payable to a shareholder, maturing in 2017, non-interest bearing	—	370,000
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $112,791 at December 31, 2011	—	1,286,836
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at June 30, 2012	—	700,000

Total notes payable to related parties	$2,164,527	$4,782,297
Less: current portion	2,164,527	2,798,783

Notes payable to related parties, less current portion	$—	$1,983,514

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In addition, the Company owes the holders of the Preferred Shares a dividend amount of $50,773. See Note 11 for more information.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 10 — DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Preferred C Shares Warrants	Consulting Warrants	Total
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of Preferred C Shares and Warrants	2,542,424	2,527,683	—	5,070,107
Issuance of Consulting Warrants	—	—	88,468	88,468
Change in fair value	(458,692)	(442,358)	(15,483)	(916,533)

Balance, June 30, 2012	$2,083,732	$2,085,325	$72,985	$4,242,042

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

	Preferred C Shares Shares/Warrants	Consulting Warrants
Risk-free rate	0.62%-0.82%	0.62%-0.78%
Expected volatility	100%	100%
Expected life	3.59-5.0 years	4.59-5.0 years

The following table summarizes derivative warrants outstanding and exercisable as at June 30, 2012:

Issuance	Number of Shares	Weighted Average Exercise Price
Preferred C Shares (a)	17,309,090	$0.22
Preferred C Warrants (a)	17,309,090	0.26
Consulting Warrants (b)	605,818	0.26

	35,223,998	0.24

(a)	Preferred C Shares and Warrants:

In conjunction with the Series C Convertible Preferred Stock (See Note 11) issuance on May 2, 2012, the Company issued preferred stock with warrants. The Preferred C Stock and Warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price. The Company accounted for these features as derivative liabilities. The Company concluded that since these provisions are not indexed to the Company’s common stock, the provisions are precluded from equity classification. The Company recorded the fair market value of the derivative as a direct investor expense.

(b)	Consulting Warrants:

During the six months ended June 30, 2012, the Company issued warrants to consultants for services. The warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price. The Company accounted for these features as derivative liabilities. The Company concluded that since these provisions are not indexed to the Company’s own stock, the provisions are precluded from equity classification. The Company recorded the fair market value of the derivative as a direct investor expense.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	June 30, 2012
May-2, 2012	605,818	$0.26	May 1, 2017	$88,468	$72,985

	605,818			$88,468	$72,985

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

Series C Preferred Stock

On May 2, 2012 the Company completed the private placement of Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with accredited investors at a price of $1,000 per share (the “Stated Value”), with an original issue discount of 12%. Each Preferred Share is convertible into approximately 4,545 shares of the Company’s common stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,090 shares of the Company’s common stock (the “Warrants”). The warrants are exercisable at $0.26 per share and expire in five years. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. As of June 30, 2012, the Company has accrued a dividend of $50,773. In addition, the Company has recorded an accretion non-cash dividend in the amount of $91,408 for the increasing variable dividend rate.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In addition, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expenses were recorded as a contra preferred stock account and is being accreted to expense over the expected maturity of the preferred stock. The warrants allow for the purchase of up to 17,309,090 shares of the Company’s common stock at an exercise price of $0.26 per share, are exercisable at any time, and expire on May 2, 2017.

Distributions of Noncontrolling Interests

During the six months ended June 30, 2012, the Company distributed cash to holders of noncontrolling interests of $172,762.

NOTE 12 — GAIN ON EXTINGUISHMENT OF LIABILITIES

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. The Company’s diluted earnings per share calculation excludes approximately 17,309,090 potential shares related to Preferred C Warrants for the three and six months ended June 30, 2012 due to their anti-dilutive effect.

The following table summarizes the components used to determine total diluted shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to the Company	$1,160,393	$(227,736)	$1,649,830	$(667,504)
Less: Cash dividend-Convertible Preferred C Stock	(50,773)	—	(50,773)	—
Less: Accretion of non-cash dividend-Convertible Preferred C Stock	(91,408)	—	(91,408)	—

Net income attributable to common shareholders	$1,018,212	$(227,736)	$1,507,649	$(667,504)

Basic weighted average shares outstanding	309,510,470	253,000,000	296,475,348	214,080,503
Effect of dilutive securities:
Preferred C Shares	17,309,090	—	17,309,090	—
Preferred C Warrants	—	—	—	—

Diluted weighted average shares outstanding	326,819,560	253,000,000	313,784,438	214,080,503

Earnings per share data:
Basic earnings per share	$0.00	$(0.00)	$0.01	$(0.00)
Diluted earnings per share	$0.00	$(0.00)	$0.00	$(0.00)

NOTE 14 — SEGMENT INFORMATION

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Hospital	$27,009,385	$17,887,041	$43,694,503	$33,336,256
Senior living	1,968,328	—	3,886,566	—
Support Services	2,231,440	—	4,156,358	—
Intersegment revenues	(1,836,076)	—	(3,277,295)	—

Total revenues	$29,073,077	$17,887,041	$48,160,132	$33,336,256

Depreciation and amortization
Hospital	$1,312,990	$1,757,509	$2,734,907	$3,520,116
Senior living	286,912	—	549,296	—
Support Services	170,018	—	210,890	—

Total depreciation and amortization	$1,769,920	$1,757,509	$3,495,093	$3,520,116

Operating income from operations
Hospital	$9,675,390	$898,691	$11,541,215	$1,719,619
Senior living	262,382	—	413,149	—
Support Services	(90,536)	—	(90,126)	—
Intersegment income	—	—	—	—

Total operating income	$9,847,236	$898,691	$11,864,238	$1,719,619

	As of June 30, 2012	As of December 31, 2011
Total segment assets
Hospital	$76,007,255	$62,233,413
Senior living	41,675,279	42,378,141
Support Services	9,837,772	9,890,368

Total assets	$127,520,306	$114,501,922

NOTE 15 — INCOME TAXES

The provision for current income taxes of $3,506,131 for the six months ended June 30, 2012 was $3,200,000 for federal and $306,131 for state, and effective tax rate was 68.4% which was greater than the statutory rate of 39.0% primarily due to differences in book and tax accounting for the Company’s derivative.

Net deferred tax assets which totaled approximately $1,400,000 at June 30, 2012 (current deferred tax assets of approximately $4,500,000 million less noncurrent deferred tax liabilities of approximately $3,100,000 million) were reduced by a valuation allowance of $1,400,000 as the more likely than not criterion for recognition of the assets was not met. The valuation allowance was reduced by approximately $900,000 during the six months ended June 30, 2012.

The provision for income taxes of $162,000 for the six months ended June 30, 2011 was for state income taxes. No current or deferred federal taxes were payable because of net operating losses. The net presentation of the deferred tax accounts on the balance sheet is conservative and is not predicative of the year end presentation.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 16 — RESTATEMENT

The Company is restating its previously issued consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 to correct errors in accounting for Series C Variable Rate Convertible Preferred Stock and the related common stock warrants. The errors and accounting treatments are discussed below:

i)	Restate the accounting of the May 2, 2012 Series C Variable Rate Convertible Preferred Stock and the related common stock warrants; we have identified an embedded derivative within the provisions of the preferred stock and a separately identified free-standing derivative for the warrants, and will record such derivatives at fair market value. The embedded derivative for the preferred stock was created by the “full ratchet” adjustment provision within the terms and condition of the preferred stock. The derivatives associated with the preferred stock and warrants were not originally reflected in the Company’s financial statements. The warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. We used the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of our stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

ii)	Originally, the preferred stock and warrants were classified as equity in the Consolidated Balance Sheets. Under the restatement, the preferred stock is now classified in temporary equity on the Consolidated Balance Sheets because the conversion features do not have readily determinable fair values and therefore require significant management judgment and estimations. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock. At issuance, the Company recorded the $5,158,575 derivative liability by allocating $4,701,289 as an expense to other income/expense called “Direct Investor Expense” on the Company’s Consolidated Statement of Operations (see note 10 for a breakout of this liability among the preferred stocks and the warrants.) In addition, the Company recorded the fair value of the placement warrants ($88,469) as a derivative liability. The company allocated $60,698 of the fair value of the placement warrants to the contra temporary equity account and will accrete the expense to the statement of operations over two years, the remaining $27,771 of the fair value of the placements warrants was expensed at issuance. The Company believes they accounted for these features in accordance with the Derivatives Implementation Group Issue No. B6.

iii)	Restate our earnings per share disclosures and calculations to accurately reflect the impact of the Series C Variable Rate Convertible Preferred Stock and Warrant issuance.

The correction of the errors increased originally reported liabilities by $4.3 million and mezzanine equity by $2.8 million, and decreased originally reported shareholders’ equity by $7.1 million at June 30, 2012. In addition, other expense increased by $0.1 million, direct investor expense increased by $4.7 million, change in fair market value of derivatives increased by $0.9 million, and net income attributable to the Company decreased by $4.0 million for the three and six months ended June 30, 2012. Basic and diluted earnings per share decreased from $0.02 to $0.00 for the three months ended June 30, 2012. Basic earnings per share decreased from $0.02 to $0.01 and diluted earnings per share decreased from $0.02 to $0.00 for the six months ended June 30, 2012.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Necessary adjustments to the Company’s Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statements of Cash Flows are summarized in the tables below. The adjustments necessary to correct the errors had no effect on reported cash flow.

The effect of the restatements on the Company’s Consolidated Balance Sheet as of June 30, 2012 is as follows:

	As Previously Reported	Adjustments	Restated
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$475,885	$—	$475,885
Accounts receivable, less allowance for doubtful accounts of $10,184,800	17,175,814	—	17,175,814
Inventories	1,878,266	—	1,878,266
Receivables from related parties	1,084,021	—	1,084,021
Prepaid expenses and other assets	1,315,319	—	1,315,319

Total Current Assets	21,929,305	—	21,929,305
Long-Term Assets
Investments in unconsolidated affiliates	767,323	—	767,323
Property, equipment and leasehold improvements, net	66,841,636	—	66,841,636
Intangible assets, net	7,198,000	—	7,198,000
Goodwill	28,900,818	—	28,900,818
Other non-current assets, net	1,883,224	—	1,883,224

Total Long-Term Assets	105,591,001	—	105,591,001

Total Assets	$127,520,306	$—	$127,520,306

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,535,040	$50,773	$10,585,813
Payables to related parties	2,089,287	—	2,089,287
Accrued expenses	5,339,916	—	5,339,916
Accrued acquisition cost	521,401	—	521,401
Taxes payable	5,149,799	—	5,149,799
Income tax payable	3,840,809	—	3,840,809
Deferred revenue	248,954	—	248,954
Lines of credit	8,451,025	—	8,451,025
Notes payable, current portion	25,528,386	—	25,528,386
Notes payable to related parties, current portion	2,164,527	—	2,164,527
Capital lease obligations, current portion	4,633,186	—	4,633,186
Capital lease obligations to related party, current portion	253,397	—	253,397
Derivative liability	—	4,242,042	4,242,042

Total Current Liabilities	68,755,727	4,292,815	73,048,542
Long-Term Liabilities
Notes payable, less current portion	13,707,523	—	13,707,523
Notes payable to related parties, less current portion	—	—	—
Capital lease obligations, less current portion	331,153	—	331,153
Capital lease obligations to related party, less current portion	30,671,750	—	30,671,750

Total Long-Term Liabilities	44,710,426	—	44,710,426
Total liabilities	113,466,153	4,292,815	117,758,968
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,808 shares issued and outstanding, ($1,000 stated value)		2,768,428	2,768,428
Shareholders’ Equity (Deficit)
Preferred, par value $0.001, 20,000,000 shares authorized,
Preferred stock Series B—3,000 shares issues and outstanding	3	—	3
Preferred stock Series C, convertible preferred stock—3,808 shares issues and outstanding	4	(4)	—
Common stock, par value $0.001, 480,000,000 shares authorized, 324,326,655 shares issued and outstanding	324,326	—	324,326
Additional paid-in-capital	58,900,069	(3,586,162)	55,313,907
Shareholders’ receivables	(2,409,069)	—	(2,409,069)
Accumulated deficit	(47,883,491)	(3,475,077)	(51,358,568)

Total shareholders’ equity (deficit)	8,931,842	(7,061,243)	1,870,599
Noncontrolling interest	5,122,311	—	5,122,311

Total Equity (Deficit)	14,054,153	(7,061,243)	6,992,910

Total Liabilities and Shareholders’ Equity	$127,520,306	$—	$127,520,306

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The effect of the restatements on the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2012 is as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Adjustments	Restatement	As Previously Reported	Adjustments	Restatement
Revenues
Patient service revenues, net of contractual adjustments	$29,309,857	$—	29,309,857	$47,324,501	$—	47,324,501
Provision for doubtful accounts	(2,790,920)	—	(2,790,920)	(4,187,831)	—	(4,187,831)

Net patient service revenue less provision for bad debts	26,518,937	—	26,518,937	43,136,670	—	43,136,670
Senior living revenues	1,908,425	—	1,908,425	3,776,858	—	3,776,858
Support services revenues	395,364	—	395,364	879,064	—	879,064
Other revenues	250,351	—	250,351	367,540	—	367,540

Total revenues	29,073,077	—	29,073,077	48,160,132	—	48,160,132
Operating expenses
Salaries, wages and benefits	8,735,661	—	8,735,661	17,017,652	—	17,017,652
Medical supplies	3,859,736	—	3,859,736	6,791,861	—	6,791,861
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	—	—	—	—	—
General and administrative expenses (includes related party expenses of $377,030 for the three months ended and $681,643 for the six months ended)	7,667,311	—	7,667,311	11,894,814	—	11,894,814
Gain on extinguishment of liabilities	(2,806,787)	—	(2,806,787)	(2,903,526)	—	(2,903,526)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	1,769,920	—	1,769,920	3,495,093	—	3,495,093

Total operating expenses	19,225,841	—	19,225,841	36,295,894	—	36,295,894

Operating income	9,847,236	—	9,847,236	11,864,238	—	11,864,238
Other income (expense)
Interest expense, net of interest income of $20,000 for the three months ended and $40,000 for the six months ended (includes related party interest expense $583,715 for the three months ended and $1,162,750 for the six months ended)	(1,385,335)	—	(1,385,335)	(2,823,300)	—	(2,823,300)
Other income (expense)	—	(139,639)	(139,639)	11,583	(139,639)	(128,056)
Direct investor expense	—	(4,701,289)	(4,701,289)	—	(4,701,289)	(4,701,289)
Change in fair market value liability	—	916,533	916,533	—	916,533	916,533

Income (loss) before income tax	8,461,901	(3,924,395)	4,537,506	9,052,521	(3,924,395)	5,128,126
Income tax expense	3,407,131	—	3,407,131	3,506,131	—	3,506,131

Income (loss) before noncontrolling interest	5,054,770	(3,924,395)	1,130,375	5,546,390	(3,924,395)	1,621,995
Net income attributable to noncontrolling interests	30,018	—	30,018	27,835	—	27,835

Net income (loss) attributable to the Company	$5,084,788	$(3,924,395)	$1,160,393	$5,574,225	$(3,924,395)	$1,649,830

Less: Cash dividend-Convertible Preferred C Stock	—	(50,773)	(50,773)	—	(50,773)	(50,773)
Less: Accretion of non-cash dividend-Convertible Preferred C Stock	—	(91,408)	(91,408)	—	(91,408)	(91,408)

Net income attributable to common shareholders	$5,084,788	$(4,066,576)	$1,018,212	$5,574,225	$(4,066,576)	$1,507,649

Net income attributable to common shareholders:
Basic and diluted income per share data
Basic earnings per common share	$0.02		$0.00	$0.02		$0.01

Basic weighted average shares outstanding	309,510,470		309,510,470	296,475,348		296,475,348

Diluted earnings per common share	$0.02		$0.00	$0.02		$0.00

Diluted weighted average shares outstanding	326,817,830		326,819,560	313,782,708		313,784,438

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The effect of the restatements on the Company’s Consolidated Statements of Cash Flows for the six months ended June 30, 2012 is as follows:

	As Previously Reported	Adjustments	Restatement
Cash flows from operating activities:
Net income	$5,546,390	$(3,924,395)	$1,621,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,495,093	—	3,495,093
Income tax payable	3,840,809	—	3,840,809
Provision for doubtful accounts	4,187,831	—	4,187,831
Gain on sales of assets	(11,583)	—	(11,583)
Gain on extinguishment of liabilities	(2,903,526)	—	(2,903,526)
Warrants issuance costs	—	139,639	139,639
Direct investor expense	—	4,701,289	4,701,289
Change in fair value of derivative liabilities	—	(916,533)	(916,533)
Net changes in operating assets and liabilities:
Accounts receivable	(10,450,284)	—	(10,450,284)
Related party receivables and payables	(829,058)	—	(829,058)
Inventories	29,911	—	29,911
Prepaid expenses and other assets	357,749	—	357,749
Accounts payable, accrued expenses and taxes payable	(812,429)	—	(812,429)
Deferred revenues	(65,922)	—	(65,922)

Net cash provided by operating activities	2,384,981	—	2,384,981

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(1,271,646)	—	(1,271,646)
Investments in unconsolidated affiliates	(80,000)	—	(80,000)

Net cash used in investing activities	(1,351,646)	—	(1,351,646)

Cash flows from financing activities:
Redemption of common stock	—	—	—
Distribution to noncontrolling interests	(172,762)	—	(172,762)
Issuance of common stock	5,033,333	—	5,033,333
Issuance of Series C convertible preferred stock, net issuance costs	2,994,672	—	2,994,672
Borrowings under notes payable	2,033,886	—	2,033,886
Payments on notes payable	(9,293,686)	—	(9,293,686)
Borrowings under notes payable to related party	11,979	—	11,979
Payments on notes payable to related party	(118,913)	—	(118,913)
Payments on capital leases	(1,466,265)	—	(1,466,265)
Payments on capital leases obligation to related party	(117,712)	—	(117,712)

Net cash used in financing activities	(1,095,468)	—	(1,095,468)

Net decrease in cash and cash equivalents	(62,133)	—	(62,133)
Cash and cash equivalents:
Beginning of period	538,018	—	538,018

End of period	$475,885	$—	$475,885

Supplemental disclosures of cash flow information:
Interest paid	$3,109,608	$—	$3,109,608
Income taxes paid	$383,434	$—	$383,434
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—	$819,236
Supplemental noncash financing activities:
Exchange of debt for common stock	$—	$—	$—
Issuance of common stock	$710,000	$—	$710,000
Issuance of common stock to affiliate for termination of service agreement	$—	$—	$—
Transfer of related party debt to third party debt	$2,510,836	$—	$2,510,836
Noncash consideration paid for acquisitions	$7,653,876	$—	$7,653,876

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 17 — SUBSEQUENT EVENTS

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

On May 2, 2012 the Company issued 3,808 shares of Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,307,360 shares of the Company’s Common Stock (the “Warrants”) at a price of $0.26 per share. The Preferred Shares were issued at an aggregate stated value of $1,000 per share with an issue original issue discount of 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table contains our consolidated and segments results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
	(Restated)
Revenues
Hospital	$26,709,385	91.9%	$17,887,041	100.0%	$8,822,344
Senior living	1,968,328	6.8	N/A	N/A	1,968,328
Support services	395,364	1.4	N/A	N/A	395,364

Total Revenues	29,073,077	100.0	17,887,041	100.0	11,186,036
Operating expenses
Salaries, wages and benefits	8,735,661	30.0	6,812,693	38.1	1,922,968
Medical supplies	3,859,736	13.3	3,103,206	17.3	756,530
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	—	1,303,727	7.3	(1,303,727)
General and administrative expenses (includes related party expenses of $377,030 and $1,621,953 for the three months ended and $681,643 and $3,369,262 for the six months ended)	7,667,311	26.4	4,172,194	23.3	3,495,117
Gain on extinguishment of liabilities	(2,806,787)	(9.7)	(160,979)	(0.9)	(2,645,808)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	1,769,920	6.1	1,757,509	9.8	12,411

Total operating expenses	19,225,841	66.1	16,988,350	95.0	2,237,491

Operating income	9,847,236	33.9	898,691	5.0	8,948,545
Other expense
Interest expense, net of interest income of $20,000 and $0 for the three months ended and $40,000 and $0 for the six months ended (includes related party interest expense $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended)	(1,385,335)	(4.8)	(1,045,427)	(5.8)	(339,908)
Other income	(139,639)	(0.5)	—	—	(139,639)
Direct investor expense	(4,701,289)	(16.2)	—	—	(4,701,289)
Change in fair market value of derivatives	916,533	3.2	—	—	916,533

Income (loss) before income tax	4,537,506	15.6	(146,736)	(0.8)	4,684,242
Income tax expense	3,407,131	11.7	81,000	0.5	3,326,131

Income (loss) before noncontrolling interest	1,130,375	3.9	(227,736)	(1.3)	1,358,111
Net income attributable to noncontrolling interests	30,018	0.1	—	—	30,018

Net income (loss) attributable to the Company	$1,160,393	4.0%	$(227,736)	(1.3)%	$1,388,129

Less: Cash dividend-Convertible Preferred C Stock	(50,773)	(0.2)	—	—	(50,773)
Less: Accretion of non-cash dividend-Convertible Preferred C Stock	(91,408)	(0.3)	—	—	(91,408)

Net income (loss) attributable to common shareholders	$1,018,212	3.5%	$(227,736)	(1.3)%	$1,245,948

(1)	Percentages may not foot due to rounding.

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

As fully described in Notes 10 and 11, the Company issued preferred stock and the related warrants, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrants and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of income. As a result, the total direct investor expense and change in fair value of derivatives was approximately $4.7 million and $0.9 million for the three months ended June 30, 2012, respectively.

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

The Company’s effective tax rate for the current year second quarter was 75.1%, resulting in estimated income tax expense of $3.4 million. In addition, the effective tax rate increase was primarily due to differences in book and tax accounting for the Company’s derivative. The Company had net operating loss carryforwards for income tax purposes for the prior year second quarter.

As a result of the foregoing, our net income attributable to the Company was $1.2 million for the three months ended June 30, 2012 as compared to a net loss of $0.2 million for the three months ended June 30, 2011.

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table contains our consolidated and segments results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
	(Restated)
Revenues
Hospital	$43,394,503	90.1%	$33,336,256	100.0%	$10,058,247
Senior living	3,886,565	8.1	N/A	N/A	3,886,565
Support services	879,064	1.8	N/A	N/A	879,064

Total Revenues	48,160,132	100.0	33,336,256	100.0	14,823,876
Operating expenses
Salaries, wages and benefits	17,017,652	35.3	12,947,409	38.8	4,070,243
Medical supplies	6,791,861	14.1	6,263,841	18.8	528,020
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the six months ended)	—	—	2,693,382	8.1	(2,693,382)
General and administrative expenses (includes related party expenses of $377,030 and $1,621,953 for the three months ended and $681,643 and $3,369,262 for the six months ended)	11,894,814	24.7	7,656,234	23.0	4,238,580
Gain on extinguishment of liabilities	(2,903,526)	(6.0)	(1,464,345)	(4.4)	(1,439,181)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $342,580 for each of the six months ended)	3,495,093	7.3	3,520,116	10.6	(25,023)

Total operating expenses	36,295,894	75.4	31,616,637	94.8	4,679,257

Operating income	11,864,238	24.6	1,719,619	5.2	10,144,619
Other income (expense)
Interest expense, net of interest income of $20,000 and $0 for the three months ended and $40,000 and $0 for the six months ended (includes related party interest expense $583,715 and $631,493 for the three months ended and $1,162,750 and $1,288,381 for the six months ended)	(2,823,300)	(5.9)	(2,225,123)	(6.7)	(598,177)
Other income	(128,056)	(0.3)	—	—	(128,056)
Direct investor expense	(4,701,289)	(9.8)	—	—	(4,701,289)
Change in fair market value of derivatives	916,533	1.9	—	—	916,533

Income (loss) before income tax	5,128,126	10.6	(505,504)	(1.5)	5,633,630
Income tax expense	3,506,131	7.3	162,000	0.5	3,344,131

Income (loss) before noncontrolling interest	1,621,995	3.4	(667,504)	(2.0)	2,289,499
Net income attributable to noncontrolling interests	27,835	0.1	—	—	27,835

Net income (loss) attributable to the Company	$1,649,830	3.4%	$(667,504)	(2.0)%	$2,317,334

Less: Cash dividend-Convertible Preferred C Stock	(50,773)	(0.1)	—	—	(50,773)
Less: Accretion of non-cash dividend-Convertible Preferred C Stock	(91,408)	(0.2)	—	—	(91,408)

Net income (loss) attributable to common shareholders	$1,507,649	3.1%	$(667,504)	(2.0)%	$2,175,153

(1)	Percentages may not foot due to rounding.

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

As fully described in Notes 10 and 11, the Company issued preferred stock and the related common stock warrant, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense and change in fair value of derivatives was approximately $4.7 million and $0.9 million for the six months ended June 30, 2012, respectively.

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

The Company’s effective tax rate for the current year was 68.4%, resulting in estimated income tax expense of $3.5 million. In addition, the effective tax rate increase was primarily due to differences in book and tax accounting for the Company’s derivative. The Company had net operating loss carryforwards for income tax purposes for the prior year.

As a result of the foregoing, our net income attributable to the Company was $1.7 million for the six months ended June 30, 2012 as compared to a net loss of $0.7 million for the six months ended June 30, 2011.

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

During the current year, we generated $2.4 million in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of approximately $14.2 million. Net changes in operating assets and liabilities used net cash of approximately $11.8 million, which primarily included a $10.5 million increase in accounts receivable, a $0.8 million increase in related party receivable, offset by a $0.9 million decrease in account payable, accrued expenses and tax payable and a decrease of $0.4 million in prepaid expenses and other assets.

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

As of June 30, 2012, we had a negative working capital of approximately $51.1 million compared to a negative of approximately $58.5 million as of December 31, 2011. We are a highly leveraged company with debt service requirements. Our short-term debt totaled approximately $36.1 million at June 30, 2012. The negative working capital amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds to the Company of approximately $5.0 million. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 Rule 506 of Regulation D thereunder. Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 17,309,090 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances. The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 2, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. As of June 30, 2012, the Company has accrued a dividend of $50,773.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of June 30, 2012. In light of the restatement described in the report, we have conducted a re-evaluation of our disclosure controls and procedures. Based on the re-evaluation, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were not effective as of June 30, 2012. The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including our lack of an audit committee.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management concluded that as of June 30, 2012, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of June 30, 2012, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Analysis of Complex Financial Instruments, and Application of US GAAP

During the quarter ended June 30, 2012, we entered into, sold and issued preferred stock. The instruments contained complex features that management failed to properly account for in accordance with US GAAP. This material weakness not only caused major delays in both the monthly and quarter close process, but also resulted in misstatements to our previously filed financial statements.

Planned Remediation Efforts to Address Material Weakness

We are committed to improving our financial organization. As part of this commitment, we have engaged third party resources with technical accounting expertise within the accounting function to assist with the monitoring and review application of US GAAP and SEC disclosure requirements.

In addition, we believe that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

To mitigate these weaknesses, we are in the process of implementing an on-going process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified. We believe that after a sufficient period of operation of the controls implemented the control deficiencies will be remediated.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

May 30, 2013	/s/ Hassan Chahadeh
(Date)	Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

May 30, 2013	/s/ Michael L. Griffin
(Date)	Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)