Form 10-Q/A
period 2012-09-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2013-05-30
CIK 1383960

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Form 10-Q/A

(Amendment No. 1)

For the Quarterly Period Ended September 30, 2012

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32. Our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended September 30, 2012 erroneously accounted for Series C Variable Rate Convertible Preferred Stock and the related common stock warrants.

i)	Restate the accounting of the May 2, 2012 Series C Variable Rate Convertible Preferred Stock and the related common stock warrants; we have identified an embedded derivative within the provisions of the preferred stock and a separately identified free-standing derivative for the warrants, and will record such derivatives at fair market value. The embedded derivative for the preferred stock was created by the “full rachet” adjustment provision within the terms and condition of the preferred stock. The derivatives associated with the preferred stock and warrants were not originally reflected in the Company’s financial statements. The warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. We used the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of our stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

ii)	Originally, the preferred stock and warrants were classified as equity in the Consolidated Balance Sheets. Under the restatement, the preferred stock is now classified in temporary equity on the Consolidated Balance Sheets because the conversion features do not have readily determinable fair values and therefore require significant management judgment and estimations. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock. At issuance, the Company recorded the $5,158,575 derivative liability by allocating $4,701,289 as an expense to other income/expense called “Direct Investor Expense” on the Company’s Consolidated Statement of Operations (see note 10 for a breakout of this liability among the preferred stocks and the warrants.) In addition, the Company recorded the fair value of the placement warrants ($88,469) as a derivative liability. The company allocated $60,698 of the fair value of the placement warrants to the contra temporary equity account and will accrete the expense to the statement of operations over two years, the remaining $27,771 of the fair value of the placements warrants was expensed at issuance. The Company believes they accounted for these features in accordance with the Derivatives Implementation Group Issue No. B6.

iii)	Restate our earnings per share disclosures and calculations to accurately reflect the impact of the Series C Variable Rate Convertible Preferred Stock and Warrant issuance.

The correction of the errors decreased originally reported assets by $0.3 million and mezzanine equity by $0.6 million, and increased originally reported shareholders’ equity by $0.3 million at September 30, 2012. In addition, other expense increased by $0.3 million, direct investor expense increased by $0.9 million, derivative expense decreased by $0.6 million, and net income attributable to the Company decreased by $0.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2012, other expense increased by $0.4 million, direct investor expense increased by $5.5 million, derivative expense decreased by $1.7 million and net income attributable to the Company decreased by $4.2 million. Basic and diluted earnings per share remained unchanged at $0.01 for both the three and nine months ended September 30, 2012.

We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

The consolidated financial statements and other financial information included in this Amendment No. 1 have been restated accordingly. The public should no longer rely on our previously filed financial statements for the three and nine months ended September 30, 2012. These matters have been discussed by our authorized executive officers and with our former independent registered certified public accounting firm.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	Restated
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,342,072	$538,018
Accounts receivable, less allowance for doubtful accounts of $13,692,865 and $7,070,327	23,442,899	10,913,361
Inventories	1,493,096	1,908,177
Receivables from related parties	—	658,764
Prepaid expenses and other assets	3,913,142	1,275,104

Total Current Assets	34,191,209	15,293,424
Long-Term Assets
Investments in unconsolidated affiliates	847,323	687,323
Property, equipment and leasehold improvements, net	67,993,247	66,437,316
Intangible assets, net	6,282,500	7,649,000
Goodwill	28,974,185	22,199,874
Other non-current assets, net	2,135,581	2,234,985

Total Long-Term Assets	106,232,836	99,208,498

Total Assets	$140,424,045	$114,501,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,032,820	$11,874,720
Payables to related parties	2,155,945	2,493,088
Accrued expenses	4,226,512	7,516,940
Accrued acquisition cost	521,401	1,007,380
Taxes payable	3,640,381	4,171,826
Income tax payable	6,112,440	—
Deferred revenue	264,705	314,876
Lines of credit	—	8,451,025
Notes payable, current portion	21,483,002	28,982,331
Notes payable to related parties, current portion	2,170,143	2,798,783
Capital lease obligations, current portion	2,491,850	5,943,685
Capital lease obligations to related party, current portion	257,713	239,409
Derivative liability	10,569,206	—

Total Current Liabilities	63,926,118	73,794,063
Long-Term Liabilities
Lines of credit, less current portion	12,269,000	—
Notes payable, less current portion	21,342,197	8,459,474
Notes payable to related parties, less current portion	—	1,983,514
Capital lease obligations, less current portion	240,945	34,893
Capital lease obligations to related party, less current portion	30,609,920	30,803,450

Total Long-Term Liabilities	64,462,062	41,281,331
Total Liabilities	128,388,180	115,075,394
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 4,200 and 0 shares issued and outstanding, respectively ($1,000 stated value)	3,220,983	—
Shareholders’ Equity and (Deficit)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B - 3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 325,654,031 and 283,440,226 shares issued and outstanding	325,653	283,440
Additional paid-in-capital	55,494,013	49,078,223
Shareholders’ receivables	(2,429,069)	(2,219,068)
Accumulated deficit	(49,668,713)	(53,049,030)

Total shareholders’ equity (deficit)	3,721,887	(5,906,432)
Noncontrolling interest	5,092,995	5,332,960

Total equity (deficit)	8,814,882	(573,472)

Total Liabilities and Shareholders’ Equity	$140,424,045	$114,501,922

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)
Revenues
Patient service revenues, net of contractual adjustments	$35,351,438	$18,966,579	$82,675,939	$52,919,032
Provision for doubtful accounts	(3,494,644)	(369,469)	(7,682,475)	(994,619)

Net patient service revenue less provision for bad debts	31,856,794	18,597,110	74,993,464	51,924,413
Senior living revenues	1,969,785	1,723,571	5,746,643	1,723,571
Support services revenues	702,542	168,279	1,581,606	168,279
Other revenues	1,491,270	161,996	1,858,810	170,949

Total revenues	36,020,391	20,650,956	84,180,523	53,987,212
Operating expenses
Salaries, wages and benefits	10,448,799	8,263,837	27,466,450	21,211,247
Medical supplies	4,820,777	3,399,612	11,612,638	9,663,453
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the nine months ended)	—	1,412,385	—	4,105,767
General and administrative expenses (includes related party expenses of $372,697 and $1,434,662 for the three months ended and $1,054,340 and $4,129,789 for the nine months ended)	7,222,741	4,886,019	19,117,554	12,542,252
Gain on extinguishment of liabilities	(618,353)	(1,947,134)	(3,521,879)	(3,411,479)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $513,870 for each of the nine months ended)	2,443,747	2,104,016	5,938,840	5,624,132

Total operating expenses	24,317,711	18,118,735	60,613,603	49,735,372

Operating income	11,702,680	2,532,221	23,566,920	4,251,840
Other income (expense)
Interest expense, net of interest income of $20,000 each of the three months ended and $60,000 each for the nine months ended (includes related party interest expense $571,394 and $641,293 for the three months ended and $1,734,144 and $1,815,568 for the nine months ended)	(1,363,821)	(1,349,023)	(4,187,121)	(3,574,146)
Other income	(252,970)	—	(381,026)	—
Direct investor expense	(857,674)		(5,558,963)
Change in fair market value of derivatives	(5,173,513)	—	(4,256,980)	—

Income before income tax	4,054,702	1,183,198	9,182,830	677,694
Income tax expense	2,271,631	99,000	5,777,762	261,000

Income before noncontrolling interest	1,783,071	1,084,198	3,405,068	416,694
Net income (loss) attributable to noncontrolling interests	212,131	(38,748)	239,966	(38,748)

Net income attributable to the Company	$1,995,202	$1,045,450	$3,645,034	$377,946

Less: Cash dividend-Convertible Preferred C Stock	(53,387)	—	(53,387)	—
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(145,562)	—	(236,879)	—

Net income attributable to common shareholders	$1,796,253	$1,045,450	$3,354,768	$377,946

Basic and diluted income per share data:
Basic earnings per common share	$0.01	$0.00	$0.01	$0.00

Basic weighted average shares outstanding	325,144,781	276,379,591	306,101,581	235,075,067

Diluted earnings per common share	$0.01	$0.00	$0.01	$0.00

Diluted weighted average shares outstanding	346,557,557	276,379,591	325,967,397	235,075,067

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Restated)
Cash flows from operating activities:
Net income	$3,405,068	$416,694
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	5,938,840	5,624,132
Provision for doubtful accounts	7,682,475	994,619
Gain on sales of assets	(11,583)	—
Gain on extinguishment of liabilities	(3,521,879)	(3,411,479)
Warrants issuance costs	392,609	—
Direct investor expense	5,558,963	—
Change in fair market value of derivatives	4,256,980	—
Net changes in operating assets and liabilities:
Accounts receivable	(20,212,013)	(5,390,952)
Related party receivables and payables	321,621	222,513
Inventories	415,081	(304,352)
Prepaid expenses and other assets	(2,033,897)	(46,793)
Accounts payable, accrued expenses and taxes payable	2,750,062	(1,465,474)
Deferred revenues	(50,171)	133,940

Net cash provided by (used in) operating activities	4,892,156	(3,227,152)

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(2,009,359)	(598,960)
Cash (used in) acquired in connection with acquisition	(222,594)	397,755
Investments in unconsolidated affiliates	(160,000)	(115,000)

Net cash used in investing activities	(2,391,953)	(316,205)

Cash flows from financing activities:
Redemption of common stock	—	(50,000)
Distribution to noncontrolling interests	(172,762)	—
Issuance of common stock	5,195,827	7,120,000
Cash dividends paid	(76,160)	(3,496)
Issuance of Series C convertible preferred stock, net issuance costs	3,344,669	—
Proceeds from revolving credit facility borrowings	12,269,000	—
Payments of revolving credit facility borrowings	(8,451,025)	—
Borrowings under notes payable	8,122,781	3,500
Payments on notes payable	(13,155,873)	(3,481,189)
Payment on debt issuance costs	(798,251)	—
Borrowings under notes payable to related party	43,685	3,944,633
Payments on notes payable to related party	(145,003)	(1,848,396)
Payments on capital leases	(3,697,810)	(3,733,632)
Payments on capital leases obligation to related party	(175,227)	(76,858)

Net cash provided by financing activities	2,303,851	1,874,562

Net increase (decrease) in cash and cash equivalents	4,804,054	(1,668,795)
Cash and cash equivalents:
Beginning of period	538,018	2,291,754

End of period	$5,342,072	$622,959

Supplemental disclosures of cash flow information:
Interest paid	$4,690,494	$1,360,017
Income taxes paid	$383,434	$5,443,470
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—
Supplemental noncash financing activities:
Exchange of debt for common stock	$—	$3,500,000
Issuance of common stock	$670,000	$2,130,000
Issuance of common stock to affiliate for termination of service agreement	$—	$1,000,000
Transfer of related party debt to third party debt	$2,510,836	$—
Noncash consideration paid for acquisitions	$7,789,624	$24,753,735

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

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

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritized the inputs into three broad levels:

Level 1- Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

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

NOTE 3 – GOING CONCERN

The Company had net income attributable to the Company of $3,645,034 and net cash provided by operating activities of $4,892,156 for the nine months ended September 30, 2012 as compared to net cash used in operating activities by $3,227,152 for the analogous period of 2011. However, the Company had negative working capital of $29,734,909 at September 30, 2012 as compared to $58,500,639 as of December 31, 2011, which is an improvement of $28,765,730. Cash and cash equivalents were $5,342,072 at September 30, 2012 as compared to $538,018 at December 31, 2011. The negative working capital and relative low levels of cash and cash equivalents amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time. However, management believes that the Company’s current level of cash flows will be sufficient to sustain operations in the next twelve months.

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

Effective May 2, 2012 the Company also completed a securities purchase agreement with institutional investors (the “purchasers”), for the private issuance and sale by the Company to the purchasers an aggregate of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “preferred shares”) with each preferred share initially convertible into approximately 4,545 shares of the Company’s common stock and warrants to purchase up to an aggregate of 17,309,090 shares of the Company’s Common Stock (the “warrants”). The preferred shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the preferred shares and warrants was approximately $3,100,000. On September 4, 2012, a shareholder exercised greenshoe option of $350,000 under this purchase agreement with each preferred share initially convertible into approximately 4,545 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,781,815 shares of the Company’s Common Stock (the “warrants”). At September 30, 2012, the total preferred shares outstanding is 19,090,909 and the preferred warrants outstanding is 19,090,909. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$36,577,910	$22,207,422	$89,035,822	$65,641,718
Income from operations	11,736,125	2,959,919	24,538,449	7,506,075
Net income attributable to the Company	2,028,647	1,851,747	4,616,563	2,722,384
Basic income per share	0.01	0.01	0.02	0.01
Diluted income per share	0.01	0.01	0.01	0.01
Net income attributable to common shareholders	1,085,543	1,851,747	4,196,659	2,722,384
Basic income per share	0.00	0.01	0.01	0.01
Diluted income per share	0.00	0.01	0.01	0.01

NOTE 5 – GOODWILL

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

NOTE 6 – DEBT OBLIGATIONS

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

Notes Payable

The Company’s third party notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Note payable, maturing on December 31, 2012, interest rate of 6.5% at September 30, 2012	$347,513	$434,626
Note payable, maturing on December 31, 2013, interest rate of 6.5% at September 30, 2012	2,208,126	5,150,000
Note payable, maturing on September 1, 2013, interest rate of 4.5% plus LIBOR at September 30, 2012	4,000,000	—
Note payable, maturing on February 8, 2013, interest rate of 12.0% at September 30, 2012	1,800,000	—
Note payable, maturing on May 31, 2013, interest rate of 6.0% at September 30, 2012	2,753,232	3,451,555
Notes payable, maturing on July 31, 2013, interest rate of 22.3% at September 30, 2012	2,000,000	—
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5%. Notes were paid in full in September 2012	—	818,776
Note payable, maturing on November 29, 2013, interest rate of 4.25% at September 30, 2012	599,432	982,079
Various notes payable, due on various dates, interest rates ranging from 6.0% to 9.0% at September 30, 2012	1,139,464	—
Note payable, maturing on July 31, 2014, interest rate of 5.0% at September 30, 2012	5,874,750	—
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at September 30, 2012	6,117,092	6,170,366
Mortgage payable to Trustmark National Bank, maturing on January 13, 2014, interest rate of 5.0% at September 30, 2012	4,922,413	5,311,654
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 31, 2014, interest rate of 6.5% at September 30, 2012	5,661,924	5,777,268
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6.0% at September 30, 2012	2,815,089	2,815,089
Note payable to a shareholder, due on demand, interest rate of 15.0%	104,000	—
Note payable to a shareholder, maturing in October 1, 2017, non-interest bearing	270,000	—
Note payable to a shareholder, maturing in September 1, 2016, interest rate of 2.43%, with a discount of $75,689 at September 30, 2012	1,164,311	—
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at September 30, 2012	700,000	—
Various notes payable, bearing interest ranging from 0% to 10.5%, maturing in June 2012 at September 30, 2012	347,853	340,319
Notes payable was paid in full in June 2012	—	1,404,063
Notes payable was paid in full in May 2012	—	2,250,000
Note payable, maturing on June 30, 2012, interest rate of 6.34%. Note was paid in full in June 2012	—	403,302
Various notes payable, due on various dates, interest rates ranging from 0.0% to 6.25%. Notes were paid in full in September 30, 2012	—	132,708
Note payable, maturing on April 27, 2012, interest rate of 18.0%. Note was paid in full in May 2012	—	2,000,000

Total debt	$42,825,199	$37,441,805
Less: current portion	(21,483,002)	(28,982,331)

Total debt, less current portion	$21,342,197	$8,459,474

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

NOTE 7 – LEASE OBLIGATIONS

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

`	September 30, 2012	December 31, 2011
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,923,000	$1,923,000
Notes payable to shareholder, due on demand, non-interest bearing	—	84,962
Trinity notes payable to a shareholder, due on demand, non-interest bearing	247,143	263,499
Note payable to a shareholder, due on demand, interest rate of 15.0%	—	154,000
Note payable to a shareholder, maturing in 2017, non-interest bearing	—	370,000
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $112,791 at December 31, 2011	—	1,286,836
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at September 30, 2012	—	700,000

Total notes payable to related parties	$2,170,143	$4,782,297
Less: current portion	2,170,143	2,798,783

Notes payable to related parties, less current portion	$—	$1,983,514

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Preferred C Shares Warrants	Consulting Warrants	Total
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of Preferred C Shares	2,996,548	2,974,238	—	5,970,786
Issuance of Consulting Warrants	—	—	341,440	341,440
Change in fair value	2,122,329	2,063,383	71,268	4,256,980

Balance, September 30, 2012	$5,118,877	$5,037,621	$412,708	$10,569,206

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Preferred C Shares
	Shares/Warrants	Consulting Warrants
Risk-free rate	0.62%-0.82%	0.62%-0.78%
Expected volatility	100%	100%
Expected life	3.59-5.0 years	4.59-5.0 years

The following table summarizes derivative warrants outstanding and exercisable as at September 30, 2012:

Issuance	Number of Shares	Weighted Average Exercise Price
Preferred C Shares (a)	19,090,909	$0.22
Preferred C Warrants (a)	19,090,909	0.26
Consulting Warrants (b)	1,605,818	0.29

	39,787,636	0.24

(a)	Preferred C Shares and Warrants:

In conjunction with the Series C Convertible Preferred Stock (See Note 11) issuance on May 2, 2012, the Company issued preferred stock with warrants. The Preferred C Stock and Warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price. The Company accounted for these features as derivative liabilities. The Company concluded that since these provisions are not indexed to the Company’s stock, the provisions are precluded from equity classification. The Company recorded the fair market value of the derivative as a direct investor expense.

(b)	Consulting Warrants:

During the nine months ended September 30, 2012, the Company issued warrants to consultants for services. The warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price. The Company accounted for these features as derivative liabilities. The Company concluded that since these provisions are not indexed to the Company’s stock, the provisions are precluded from equity classification. The Company recorded the fair market value of the derivative as a direct investor expense.

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	September 30, 2012
May-2, 2012	605,818	$0.26	May 1, 2017	$88,470	$159,738
September 28, 2012	1,000,000	0.32	September 27, 2017	252,970	252,970

	1,605,818			$341,440	$412,708

NOTE 11 – EQUITY

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

Series C Preferred Stock

On May 2, 2012 the Company completed the private placement of Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”) with accredited investors at a price of $1,000 per share (the “Stated Value”), with an original issue discount of 12%. On September 4, 2012, a shareholder exercised greenshoe option of $350,000 for 392 Preferred Shares. Each Preferred Share is convertible into approximately 4,545 shares of the Company’s common stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 19,090,909 shares of the Company’s common stock (the “Warrants”). The warrants are exercisable at $0.26 per share and expire in five years. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On August 1, 2012, the Board declared and paid a quarterly cash dividend of approximately $76,160. As of September, the Company has accrued dividend of $53,387. In addition, the Company has recorded an accretion non-cash dividend in the amount of $236,879 for the increasing variable dividend rate.

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

In addition, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expense was recorded as a contra preferred stock account and is being accreted to expense over the expected maturity of the preferred stock. The warrants allow for the purchase of up to 19,090,909 shares of the Company’s common stock at an exercise price of $0.26 per share, are exercisable at any time, and expire on May 2, 2017.

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

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. The diluted earnings per share calculation excludes 16.8 million and 18.3 million potential shares related to Preferred C Warrants for the three and nine months ended September 30, 2012 due to their anti-dilutive effect.

The following table summarizes the components used to determine total diluted shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to the Company	$1,995,202	$1,045,450	$3,645,034	$377,946
Less: Cash dividend-Convertible Preferred C Stock	(53,387)	—	(53,387)	—
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(145,562)	—	(236,879)	—

Net income attributable to common shareholders	$1,796,253	$1,045,450	$3,354,768	$377,946

Basic weighted average shares outstanding	325,144,781	276,379,591	306,101,581	235,075,067
Effect of dilutive securities:
Preferrd C Shares	19,090,909	—	19,090,909	—
Preferrd C Warrants	2,321,867	—	774,907	—

Diluted weighted average shares outstanding	346,557,557	276,379,591	325,967,397	235,075,067

Earnings per share data:
Basic earnings per share	$0.01	$0.00	$0.01	$0.00
Diluted earnings per share	$0.01	$0.00	$0.01	$0.00

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

Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011, the Company changed its reportable segments as follows:

(i)	Hospital. The Company provides a full array of services including inpatient and outpatient medical treatments and surgeries, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, as well as other ancillary services. The Company also provides 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital, its 69-bed acute care hospital in Houston, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Hospital	$33,274,349	$18,605,498	$76,668,851	$51,941,754
Senior living	2,043,499	1,877,179	5,930,065	1,877,179
Support Services	2,456,714	626,447	6,613,072	626,447
Intersegment revenues	(1,754,171)	(458,168)	(5,031,465)	(458,168)

Total revenues	$36,020,391	$20,650,956	$84,180,523	$53,987,212

Depreciation and amortization
Hospital	$1,558,542	$1,767,550	$4,293,449	$5,287,666
Senior living	756,085	327,966	1,305,381	327,966
Support Services	129,120	8,500	340,010	8,500

Total depreciation and amortization	$2,443,747	$2,104,016	$5,938,840	$5,624,132

Operating income (loss) from operations
Hospital	$11,570,318	$2,315,812	$23,111,532	$4,035,431
Senior living	(175,509)	168,446	237,640	168,446
Support Services	307,871	47,963	217,748	47,963
Intersegment income	—	—	—	—

Total operating income	$11,702,680	$2,532,221	$23,566,920	$4,251,840

	As of September 30,	As of December 31,
	2012	2011
Total segment assets
Hospital	$89,021,632	$62,233,413
Senior living	41,094,565	42,378,141
Support Services	10,307,848	9,890,368

Total assets	$140,424,045	$114,501,922

NOTE 15 – INCOME TAXES

The provision for current income taxes of $5,777,762 for the nine months ended September 30, 2012 was $5,428,132 for federal and $349,630 for state, and the effective tax rate was 62.9% which was greater than the statutory rate of 35% primarily due to differences in book and tax accounting for the Company’s derivative.

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

NOTE 16 – RESTATEMENT

The Company is restating its previously issued consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 to correct errors in accounting for Series C Variable Rate Convertible Preferred Stock and the related common stock warrants. The errors and accounting treatments are discussed below:

i)	Restate the accounting of the May 2, 2012 Series C Variable Rate Convertible Preferred Stock and the related common stock warrants; we have identified an embedded derivative within the provisions of the preferred stock and a separately identified free-standing derivative for the warrants, and will record such derivatives at fair market value. The embedded derivative for the preferred stock was created by the “full rachet” adjustment provision within the terms and condition of the preferred stock. The derivatives associated with the preferred stock and warrants were not originally reflected in the Company’s financial statements. The warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. We used the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of our stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

ii)	Originally, the preferred stock and warrants were classified as equity in the Consolidated Balance Sheets. Under the restatement, the preferred stock is now classified in temporary equity on the Consolidated Balance Sheets because the conversion features do not have readily determinable fair values and therefore require significant management judgment and estimations. The preferred stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock. At issuance, the Company recorded the $5,158,575 derivative liability by allocating $4,701,289 as an expense to other income/expense called “Direct Investor Expense” on the Company’s Consolidated Statement of Operations (see note 10 for a breakout of this liability among the preferred stocks and the warrants.) In addition, the Company recorded the fair value of the placement warrants ($88,469) as a derivative liability. The company allocated $60,698 of the fair value of the placement warrants to the contra temporary equity account and will accrete the expense to the statement of operations over two years, the remaining $27,771 of the fair value of the placements warrants was expensed at issuance. The Company believes they accounted for these features in accordance with the Derivatives Implementation Group Issue No. B6.

iii)	Restate our earnings per share disclosures and calculations to accurately reflect the impact of the Series C Variable Rate Convertible Preferred Stock and Warrant issuance.

The correction of the errors decreased originally reported assets by $0.3 million and mezzanine equity by $0.6 million, and increased originally reported shareholders’ equity by $0.3 million at September 30, 2012. In addition, other expense increased by $0.3 million, direct investor expense increased by $0.9 million, derivative expense decreased by $0.6 million, and net income attributable to the Company decreased by $0.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2012, other expense increased by $0.4 million, direct investor expense increased by $5.5 million, derivative expense decreased by $1.7 million and net income attributable to the Company decreased by $4.2 million. Basic and diluted earnings per share remained unchanged at $0.01 for both the three and nine months ended September 30, 2012.

Necessary adjustments to the Company’s Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statements of Cash Flows are summarized in the tables below. The adjustments necessary to correct the errors had no effect on reported cash flow.

The effect of the restatements on the Company’s Consolidated Balance Sheet as of September 30, 2012 is as follows:

	As of September 30, 2012
	As Previously Reported	Adjustments	Restated
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,342,072	$—	$5,342,072
Accounts receivable, less allowance for doubtful accounts of $13,692,865	23,442,899	—	23,442,899
Inventories	1,493,096	—	1,493,096
Receivables from related parties	—	—	—
Prepaid expenses and other assets	3,997,465	(84,323)	3,913,142

Total Current Assets	34,275,532	(84,323)	34,191,209
Long-Term Assets
Investments in unconsolidated affiliates	847,323	—	847,323
Property, equipment and leasehold improvements, net	67,993,247	—	67,993,247
Intangible assets, net	6,282,500	—	6,282,500
Goodwill	28,974,185	—	28,974,185
Other non-current assets, net	2,304,228	(168,647)	2,135,581

Total Long-Term Assets	106,401,483	—	106,232,836

Total Assets	$140,677,015	$(252,970)	$140,424,045

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$10,032,820	$—	$10,032,820
Payables to related parties	2,155,945	—	2,155,945
Accrued expenses	4,226,512	—	4,226,512
Accrued acquisition cost	521,401	—	521,401
Taxes payable	3,640,381	—	3,640,381
Income tax payable	6,112,440	—	6,112,440
Deferred revenue	264,705	—	264,705
Lines of credit	—	—	—
Notes payable, current portion	21,483,002	—	21,483,002
Notes payable to related parties, current portion	2,170,143	—	2,170,143
Capital lease obligations, current portion	2,491,850	—	2,491,850
Capital lease obligations to related party, current portion	257,713	—	257,713
Derivative liability	10,569,206	—	10,569,206

Total Current Liabilities	63,926,118	—	63,926,118
Long-Term Liabilities
Lines of credit, less current portion	12,269,000	—	12,269,000
Notes payable, less current portion	21,342,197	—	21,342,197
Notes payable to related parties, less current portion	—	—	—
Capital lease obligations, less current portion	240,945	—	240,945
Capital lease obligations to related party, less current portion	30,609,920	—	30,609,920

Total Long-Term Liabilities	64,462,062	—	64,462,062
Total Liabilities	128,388,180	—	128,388,180
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 4,200 shares issued and outstanding, ($1,000 stated value)	3,797,633	(576,650)	3,220,983
Shareholders’ Equity and (Deficit)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B – 3,000 shares issued and outstanding	3	—	3
Common stock, par value $0.001, 480,000,000 shares authorized, 325,654,031 shares issued and outstanding	325,653	—	325,653
Additional paid-in-capital	55,178,809	315,204	55,494,013
Shareholders’ receivables	(2,429,069)	—	(2,429,069)
Accumulated deficit	(49,677,189)	8,476	(49,668,713)

Total shareholders’ equity	3,398,207	323,680	3,721,887
Noncontrolling interest	5,092,995	—	5,092,995

Total equity	8,491,202	323,680	8,814,882

Total Liabilities and Shareholders’ Equity	$140,677,015	$(252,970)	$140,424,045

The effect of the restatements on the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2012 is as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustments	Restatement	As Previously Reported	Adjustments	Restatement
Revenues
Patient service revenues, net of contractual adjustments	$35,351,438	$—	35,351,438	$82,675,939	$—	82,675,939
Provision for doubtful accounts	(3,494,644)	—	(3,494,644)	(7,682,475)	—	(7,682,475)

Net patient service revenue less provision for bad debts	31,856,794	—	31,856,794	74,993,464	—	74,993,464
Senior living revenues	1,969,785	—	1,969,785	5,746,643	—	5,746,643
Support services revenues	702,542	—	702,542	1,581,606	—	1,581,606
Other revenues	1,491,270	—	1,491,270	1,858,810	—	1,858,810

Total revenues	36,020,391	—	36,020,391	84,180,523	—	84,180,523
Operating expenses
Salaries, wages and benefits	10,448,799	—	10,448,799	27,466,450	—	27,466,450
Medical supplies	4,820,777	—	4,820,777	11,612,638	—	11,612,638
Management fees (includes related party fees of $0 for each of the three months ended and $0 and $461,814 for the nine months ended)	—	—	—	—	—	—
General and administrative expenses (includes related party expenses of $372,697 and $1,434,662 for the three months ended and $1,054,340 and $4,129,789 for the nine months ended)	7,222,741	—	7,222,741	19,117,554	—	19,117,554
Gain on extinguishment of liabilities	(618,353)	—	(618,353)	(3,521,879)	—	(3,521,879)
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended and $513,870 for each of the nine months ended)	2,443,747	—	2,443,747	5,938,840	—	5,938,840

Total operating expenses	24,317,711	—	24,317,711	60,613,603	—	60,613,603

Operating income	11,702,680	—	11,702,680	23,566,920	—	23,566,920
Other income (expense)
Interest expense, net of interest income of $20,000 each of the three months ended and $60,000 each for the nine months ended (includes related party interest expense $571,394 and $641,293 for the three months ended and $1,734,144 and $1,815,568 for the nine months ended)	(1,363,821)	—	(1,363,821)	(4,187,121)	—	(4,187,121)
Other income	—	(252,970)	(252,970)	11,583	(392,609)	(381,026)
Direct investor expense	—	(857,674)	(857,674)	—	(5,558,963)	(5,558,963)
Derivative expense	(508,681)	508,681	—	(1,770,787)	1,770,787	—
Change in fair market value of derivatives	(5,173,513)	—	(5,173,513)	(4,256,980)	—	(4,256,980)

Income before income tax	4,656,665	(601,963)	4,054,702	13,363,615	(4,180,785)	9,182,830
Income tax expense	2,271,631	—	2,271,631	5,777,762	—	5,777,762

Income before noncontrolling interest	2,385,034	(601,963)	1,783,071	7,585,853	(4,180,785)	3,405,068
Net income (loss) attributable to noncontrolling interests	212,131	—	212,131	239,966	—	239,966

Net income attributable to the Company	$2,597,165	$(601,963)	$1,995,202	$7,825,819	$(4,180,785)	$3,645,034

Less: Cash Dividend-Convertible Preferred C Stock	(129,547)	76,160	(53,387)	(129,547)	76,160	(53,387)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(504,946)	359,384	(145,562)	(4,349,980)	4,113,101	(236,879)

Net income attributable to common shareholders	$1,962,672	$(166,419)	$1,796,253	$3,346,292	$8,476	$3,354,768

Basic and diluted income per share data:
Basic earnings per common share	$0.01		$0.01	$0.01		$0.01

Basic weighted average shares outstanding	325,144,781		325,144,781	306,101,581		306,101,581

Diluted earnings per common share	$0.01		$0.01	$0.01		$0.01

Diluted weighted average shares outstanding	364,932,417		346,557,557	345,889,217		325,967,397

The effect of the restatements on the Company’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 is as follows:

	As Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$7,585,853	$(4,180,785)	$3,405,068
Adjustments to reconcile net income to net cash provided by (used in ) operating activities:
Depreciation and amortization	5,938,840	—	5,938,840
Provision for doubtful accounts	7,682,475	—	7,682,475
Gain on sales of assets	(11,583)	—	(11,583)
Gain on extinguishment of liabilities	(3,521,879)	—	(3,521,879)
Warrants issuance costs	—	392,609	392,609
Derivative expense	1,770,787	(1,770,787)	—
Direct investor expense	—	5,558,963	5,558,963
Change in fair market value of derivatives	4,256,980	—	4,256,980
Net changes in operating assets and liabilities:
Accounts receivable	(20,212,013)		(20,212,013)
Related party receivables and payables	321,621	—	321,621
Inventories	415,081	—	415,081
Prepaid expenses and other assets	(2,033,897)	—	(2,033,897)
Accounts payable, accrued expenses and taxes payable	2,750,062	—	2,750,062
Deferred revenues	(50,171)	—	(50,171)

Net cash provided by (used in) operating activities	4,892,156	—	4,892,156

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(2,009,359)		(2,009,359)
Cash (used in) acquired in connection with acquisition	(222,594)	—	(222,594)
Investments in unconsolidated affiliates	(160,000)	—	(160,000)

Net cash used in investing activities	(2,391,953)	—	(2,391,953)

Cash flows from financing activities:
Redemption of common stock	—	—	—
Distribution to noncontrolling interests	(172,762)	—	(172,762)
Issuance of common stock	5,195,827	—	5,195,827
Cash dividends paid	(76,160)	—	(76,160)
Issuance of Series C convertible preferred stock, net issuance costs	3,344,669	—	3,344,669
Proceeds from revolving credit facility borrowings	12,269,000	—	12,269,000
Payments of revolving credit facility borrowings	(8,451,025)	—	(8,451,025)
Borrowings under notes payable	8,122,781	—	8,122,781
Payments on notes payable	(13,155,873)	—	(13,155,873)
Payment on debt issuance costs	(798,251)	—	(798,251)
Borrowings under notes payable to related party	43,685	—	43,685
Payments on notes payable to related party	(145,003)	—	(145,003)
Payments on capital leases	(3,697,810)	—	(3,697,810)
Payments on capital leases obligation to related party	(175,227)	—	(175,227)

Net cash provided by financing activities	2,303,851		2,303,851

		—	—
Net increase (decrease) in cash and cash equivalents	4,804,054	—	4,804,054
Cash and cash equivalents:
Beginning of period	538,018	—	538,018

End of period	$5,342,072	$—	$5,342,072

Supplemental disclosures of cash flow information:
Interest paid	$4,690,494	$—	$4,690,494
Income taxes paid	$383,434	$—	$383,434
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—	$819,236
Supplemental noncash financing activities:
Exchange of debt for common stock	$—	$—	$—
Issuance of common stock	$670,000	$—	$670,000
Issuance of common stock to affiliate for termination of service agreement	$—	$—	$—
Transfer of related party debt to third party debt	$2,510,836	$—	$2,510,836
Noncash consideration paid for acquisitions	$7,789,624	$—	$7,789,624

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table contains our consolidated and segments results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$33,274,349	92.4%	$18,605,498	90.1%	$14,668,851
Senior living	2,043,499	5.7	1,877,179	9.1	166,320
Support services	702,543	2.0	168,279	0.8	534,264

Total Revenues	36,020,391	100.0	20,650,956	100.0	15,369,435
Operating expenses
Salaries, wages and benefits	10,448,799	29.0	8,263,837	40.0	2,184,962
Medical supplies	4,820,777	13.4	3,399,612	16.5	1,421,165
Management fees	—	—	1,412,385	6.8	(1,412,385)
General and administrative expenses (includes related party expenses of $372,697 and $1,434,662, respectively)	7,222,741	20.1	4,886,019	23.7	2,336,722
Gain on extinguishment of liabilities	(618,353)	(1.7)	(1,947,134)	(9.4)	1,328,781
Depreciation and amortization (includes related party expenses of $171,290 for each of the three months ended)	2,443,747	6.8	2,104,016	10.2	339,731

Total operating expenses	24,317,711	67.5	18,118,735	87.7	6,198,976

Operating income	11,702,680	32.5	2,532,221	12.3	9,170,459
Other expense
Interest expense, net of interest income of $20,000 each of the three months ended (includes related party interest expense $571,394 and $641,293, respectively)	(1,363,821)	(3.8)	(1,349,023)	(6.5)	(14,798)
Other expense	(252,970)	(0.7)	—	—	(252,970)
Direct investor expense	(857,674)	(2.4)	—	—	(857,674)
Change in fair market value of derivatives	(5,173,513)	(14.4)	—	—	(5,173,513)

Income before income tax	4,054,702	11.3	1,183,198	5.7	2,871,504
Income tax expense	2,271,631	6.3	99,000	0.5	2,172,631

Income before noncontrolling interest	1,783,071	5.0	1,084,198	5.3	698,873
Net income (loss) attributable to noncontrolling interests	212,131	0.6	(38,748)	(0.2)	250,879

Net income attributable to the Company	$1,995,202	5.5%	$1,045,450	5.1%	$949,752

Less: Cash dividend-Convertible Preferred C Stock	(53,387)	(0.1)	—	—	(53,387)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(145,562)	(0.4)	—	—	(145,562)

Net income attributable to common shareholders	$1,796,253	5.0%	$1,045,450	5.1%	$750,803

(1)	Percentages may not foot due to rounding.

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

As fully described in Notes 10 and 11, the Company issued preferred stock and the related common stock warrant, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense and change in fair value of derivatives of approximately $0.9 million and $5.2 million for the three months ended September 30, 2012 directly reduced the net income attributable to the Company.

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

The Company’s effective tax rate for the current year third quarter was 56.0%, resulting in estimated federal income tax expense of $2.1 million. In addition, the effective tax rate increase was primarily due to differences in book and tax accounting for the Company’s derivative. The Company had net operating loss carryforwards for income tax purposes for the prior year third quarter.

As a result of the foregoing, our net income attributable to the Company was $2.0 million for the three months ended September 30, 2012 as compared to a net income of $1.0 million for the three months ended September 30, 2011.

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table contains our consolidated and segments results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$76,668,853	91.1%	$51,941,754	96.2%	$24,727,099
Senior living	5,930,064	7.0	1,877,179	3.5	4,052,885
Support services	1,581,606	1.9	168,279	0.3	1,413,327

Total Revenues	84,180,523	100.0	53,987,212	100.0	30,193,311
Operating expenses
Salaries, wages and benefits	27,466,450	32.6	21,211,247	39.3	6,255,203
Medical supplies	11,612,638	13.8	9,663,453	17.9	1,949,185
Management fees (includes related party fees of $461,814 for the nine months ended 2011)	—	—	4,105,767	7.6	(4,105,767)
General and administrative expenses (includes related party expenses of $1,054,340 and $4,129,789, respectively)	19,117,554	22.7	12,542,252	23.2	6,575,302
Gain on extinguishment of liabilities	(3,521,879)	(4.2)	(3,411,479)	(6.3)	(110,400)
Depreciation and amortization (includes related party expenses of $513,870 for each of the nine months ended 2012 and 2011)	5,938,840	7.1	5,624,132	10.4	314,708

Total operating expenses	60,613,603	72.0	49,735,372	92.1	10,878,231

Operating income	23,566,920	28.0	4,251,840	7.9	19,315,080
Other income (expense)
Interest expense, net of interest income of $60,000 each for the nine months ended (includes related party interest expense of $1,734,144 and $1,815,568, respectively)	(4,187,121)	(5.0)	(3,574,146)	(6.6)	(612,975)
Other income	(381,026)	(0.5)	—	—	(381,026)
Direct investor expense	(5,558,963)	(6.6)	—	—	(5,558,963)
Change in fair market value of derivatives	(4,256,980)	(5.1)	—	—	(4,256,980)

Income before income tax	9,182,830	10.9	677,694	1.3	8,505,136
Income tax expense	5,777,762	6.9	261,000	0.5	5,516,762

Income before noncontrolling interest	3,405,068	4.0	416,694	0.8	2,988,374
Net income (loss) attributable to noncontrolling interests	239,966	0.3	(38,748)	(0.1)	278,714

Net income attributable to the Company	$3,645,034	4.3%	$377,946	0.7%	$3,267,088

Less: Cash dividend-Convertible Preferred C Stock	(53,387)	(0.1)	—	—	(53,387)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(236,879)	(0.3)	—	—	(236,879)

Net income attributable to common shareholders	$3,354,768	4.0%	$377,946	0.7%	$2,976,822

(1)	Percentages may not foot due to rounding.

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

As fully described in Notes 10 and 11, the Company issued preferred stock and the related common stock warrant, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense and change in fair value of derivatives of approximately $5.6 million and $4.3 million for the nine months ended September 30, 2012 directly reduced the net income attributable to the Company.

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

The Company’s effective tax rate for the current year was 62.9%, resulting in estimated income tax expense of $5.4 million. In addition, the effective tax rate increase was primarily due to differences in book and tax accounting for the Company’s derivative. The Company had net operating loss carryforwards for income tax purposes for the prior year.

As a result of the foregoing, our net income attributable to the Company was $3.6 million for the nine months ended September 30, 2012 as compared to a net income of $0.4 million for the nine months ended September 30, 2011.

Segment Results of Operations

Hospital

Our revenues for the nine months ended September 30, 2012 increased $24.8 million, or 47.8%, to $76.7 million as compared to $51.9 million for the nine months ended September 30, 2011. The revenues increase was primarily attributable to an 11.4% increase in our average daily census. The average daily census for the nine months ended September 30, 2012 was 39 as compared to 35 for the nine months ended September 30, 2011. In addition, the adjusted patient days increased by 2,335 days compared to the nine months ended of prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The acquisitions of hospital outpatient department (HOPD) during 2012 contributed to additional revenues of approximately $8.2 million for the nine months ended September 30, 2012.

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

Effective May 2, 2012 the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale by the Company to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). On September 4, 2012, a shareholder exercised greenshoe option of $350,000 for 392 Preferred Shares. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s common Stock (the “Conversion Shares”) and warrants to purchase up to an aggregate of 19,090,909 shares of the Company’s Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances. The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 2, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On August 1, 2012, the Board declared and paid a quarterly cash dividend of approximately $76,160.

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of September 30, 2012. In light of the restatement described in the report, we have conducted a re-evaluation of our disclosure controls and procedures. Based on the re-evaluation, our Chief Executive Officer and Chief Financial Officer have again concluded that our disclosure controls and procedures were not effective as of September 30, 2012. The material weaknesses relate to inadequate staffing within our accounting department, lack of consistent policies and procedures within our newly formed operating segments, and inadequate monitoring of controls, including our lack of an audit committee.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management concluded that as of September 30, 2012, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of September 30, 2012, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Analysis of Complex Financial Instruments, and Application of US GAAP

During the quarter ended September 30, 2012, we entered into, sold and issued preferred stock. The instruments contained complex features that management failed to properly account for in accordance with US GAAP. This material weakness not only caused major delays in both the monthly and quarter close process, but also resulted in misstatements to our previously filed financial statements.

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

In accordance with the Credit and Security Agreement executed with MidCap Financial, LLC, the Company issued to MidCap Financial a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock (the “MidCap Warrant”). The MidCap Warrant has an initial exercise price of $0.32 per share, is exercisable immediately upon issuance and has a term of exercise equal to five years. The MidCap Warrant has full ratchet price protection and is subject to other adjustments. The foregoing description of the MidCap Warrant does not purport to be complete and is qualified in its entirety by reference to the full text thereof. A copy of the Form of MidCap Warrant is attached as Exhibit 4.1 to this Form 10-Q. The MidCap Warrant was offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The shares to be issued upon conversion of the MidCap Warrant has not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

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