Form 10-K
period 2012-12-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2013-10-21
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Title of each class

Common Stock ($0.001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $47,217,997 based upon the closing price of the common stock as quoted by Over the Counter Bulletin Board on such date.

As of September 3, 2013, there were 375,088,330 shares of the issuer’s common stock outstanding.

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

NONE

PART I

ITEM 1. BUSINESS

Company Overview

We are University General Health System, Inc. Unless the context indicates otherwise, all references to “UGHS,” “we,” “our,” “ours,” “us” and the “Company” refer to University General Health Systems, Inc. and our consolidated subsidiaries. We are a diversified, integrated multi-specialty healthcare provider that delivers the highest quality physician-and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient and adaptive in today’s healthcare delivery environment. We currently operate two general acute care hospitals, a 69-bed facility in Houston and a 111-bed facility in Dallas, three ambulatory surgical centers (“ASC“s), two hyperbaric wound care centers, three diagnostic imaging centers, two physical therapy centers, a sports and rehabilitation center, two sleep centers, six senior living facilities, three of which are owned and all of which are managed by the majority-owned management company. We also offer billing, coding and other revenue cycle management services as well as food, hospitality, and other services to both our facilities and outside clients. We plan to complete additional complementary acquisitions in 2013 and future years in Texas and other markets.

Our business was founded in 2005 to establish University General Hospital in Houston, Texas (“UGH”), a 69-bed physician-owned general acute care hospital. The Company has expanded rapidly and is well-positioned to continue its aggressive growth strategy, partially leveraging the proceeds from financing in order to do so. The Company anticipates the continued acquisition of acute care host hospitals and the development and operation of regional health networks that support general acute care hospital services. For example, as host hospitals acquire physician-owned free-standing ancillary service providers (such as diagnostic imaging centers, ambulatory surgery centers, physical therapy and sleep centers), the former physician owners of these centers not only integrate into hospital operations and governance, but strengthen the physician network surrounding the acquiring hospital. As a result, the acquiring hospital experiences higher and more stable occupancy levels. Moreover, the hospital also gains an integrated group of supporting physicians who share the hospital’s interest in delivering better patient outcomes at a lower cost.

Merger Transaction

On March 28, 2011, pursuant to an Agreement and Plan of Reorganization (“Reorganization Agreement”) executed on March 10, 2011, UGH GP and UGH LP (collectively “UGH Partnerships”) were acquired by SeaBridge Freight Corp. (“SeaBridge”), a public reporting Nevada corporation, in a “reverse” merger (“Merger”) in exchange for the issuance of 232,416,956 shares of common stock, a majority of the common stock, to the former partners of the UGH Partnerships. Approximately 90 Houston area physicians are former owners of UGH and are now our shareholders. At the same time, SeaBridge changed its name to University General Health System, Inc.

Pursuant to the terms of the Merger, the former partners of the UGHS Partnerships agreed to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following the closing date of the Merger. As of December 31, 2012, there were approximately 189,650,079 shares that remain subject to these resale restrictions. These lock-up leak-out restrictions terminated on September 28, 2013.

In connection with and immediately following the Merger, we divested of our wholly-owned subsidiary, SeaBridge. The divested subsidiary was in the business of providing container-on-barge, break-bulk and out-of-gauge freight transport service between Port Manatee of Tampa Bay, FL and Port Brownsville, Texas. In consideration of the divestiture, we received and cancelled 135,000,000 outstanding shares of our common stock from existing shareholders. We are no longer in the freight transport business. The UGH Partnerships were deemed to be the accounting acquirer in the Merger. Accordingly, the consolidated financial statements included herein are those of the UGH Partnerships.

After completing the Merger management embarked on an aggressive acquisition campaign designed to create a regional healthcare delivery network around UGH near Texas Medical Center. During 2011, we acquired three senior living facilities, a support services organization that provides billing and other administrative services as well as a luxury hospitality service provider and facility management company. In 2012, we expanded our general acute care hospital service lines by completing the acquisitions of Baytown Endoscopy Center, 1960 Digital Imaging, three clinics located at the Kingwood Diagnostic and Rehabilitation Center, and the Jacinto Sleep and Imaging Center. In December 2012, we also acquired the Dallas-based South Hampton Community Hospital, enabling us to replicate our model in the Dallas market. The acquisition strategic plan expects to continue as we intend to expand our health delivery network, which could include ambulatory surgical centers, diagnostic imaging centers, physician practices, physical therapy and rehabilitation centers, sleep centers, senior living communities, home healthcare, post-acute skilled nursing facilities (SNF’s) and other facilities that complement our general acute care hospital model.

Through acquisitions and organic growth, we have established an integrated health delivery system that is based on a general acute care hospital model that is physician-centric with the inherent incentives associated with ownership driving a higher standard of care with better patient outcomes at a lower cost. Our model supports our host general acute care hospitals, generating industry-leading occupancy rates and operating margins. In addition to leveraging its proven experience in developing integrated networks of care to expand in the regional Texas markets, we intend to seek additional acquisition opportunities with physician-owned hospitals across the country once we achieve the scale to do so.

As of December 31, 2012, UGHS conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Dallas Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Physician Services, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Autimis Coding, Inc. and Sybaris Group, Inc.

Corporate Structure

Business Strategy

Our operational strategy for our hospital segment is to providing the highest quality and cost effective healthcare services to the communities we serve. Our goal is to create a healing environment through excellence in patient care, positive attitudes and the energetic spirit of every one of our employees. We endeavor to be the premier provider of acute care services while utilizing the latest technological and medical advances within an environment that is both physically superior and emotionally healing.

Our operational strategy for our senior living segment is dedicated to providing the highest residential and assisted living care and our commitment and ability to address all of our residents’ needs, ranging from their physical health to their social well-being, has helped drive operating improvements in our business.

Our operational strategy for our support services segment is focused on providing the highest quality and most effective revenue cycle management, facility and hospitality services for our hospitals and other clients. The goal of these subsidiaries is to save time and money in managing account receivables for our hospital and clients for our revenues cycle management services. We are committed to providing a complete solution during the most critical point in recovery cycle while maintaining a positive relationship with patients. In addition, our goal is to identify and develop an effective recovery solution that will lead to fast and efficient results. We offer healthcare organizations to our clients as a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic and technical services, supply chain management and central transportation.

We are a physician-centric model of care, whereby we believe that the active engagement of physicians will allow us to provide a higher quality of care and better outcomes for the patient. We believe that our ongoing focus on patient and customer satisfaction, rates and occupancy will generate the incremental growth in margins we are striving to achieve. We are focused on expanding services and implementing and maintaining effective controls. We believe that our foundation—built on patient-centered healthcare and clinical quality and efficiency in our existing markets—will give us a competitive advantage in expanding our services in these and other markets through acquisitions or partnerships. We continue to monitor opportunities to acquire hospitals systems or ancillary service providers that strategically fit our vision and long-term strategies.

UGHS’s Healthcare Ecosystem

Acquisitions

Over our last two years ended December 31, 2011 and 2012, we have completed several acquisitions that enhance our general acute care hospital capabilities in existing markets and in new markets. For example, we acquired South Hampton Community Hospital in Dallas, Texas in December 2012, which we believe provides us a growth opportunity in a new market, where we can leverage the established market presence of South Hampton Community Hospital and our expertise to expand services and pursue other initiatives that we believe will result in attractive growth. This hospital was re-branded as University General Hospital Dallas, to reflect the University General Health System integrated regional approach already implemented in Houston, Texas.

2011 Acquisitions

TrinityCare

On June 30, 2011, we acquired 100% of the assets and assumed certain of the liabilities of the TrinityCare Facilities and separately acquired 51% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare Management”). The TrinityCare Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Management is a developer of senior living communities and provides management services to the TrinityCare Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The TrinityCare Facilities and TrinityCare Management are sometimes referred to collectively as “TrinityCare.” We acquired TrinityCare to further its integrated regional diversified healthcare network.

Autimis

On June 30, 2011, we executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimis”), pursuant to which we acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Prior to the acquisition, Autimis had provided billing, coding and other revenue cycle management services to UGH since September 2009 under separate service agreements. We acquired Autimis to enhance our revenue cycle management capacities within our integrated regional diversified healthcare network.

Sybaris

On December 31, 2011, we acquired certain assets and assumed certain of the liabilities of The Sybaris Group, LLC (“Sybaris”). Sybaris provides environmental, food and nutrition, and facilities management services to clients in the Houston metropolitan area, including our hospital operating segment. The quality of services provided by Sybaris will contribute to the success of our growth strategy and allow us to continue providing concierge-level services to our patients and physicians as we expand into new markets.

2012 Acquisitions

Baytown Endoscopy Center

On April 13, 2012, we completed the asset acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of UGH under the name “UGH Baytown Endoscopy Center”. Primary procedures at the Baytown Center currently include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a multi-specialty group of physicians practicing in Baytown.

Diagnostic Imaging and Physical Therapy

On June 1, 2012, we acquired a Diagnostic Imaging and Physical Therapy Centers (the “1960 Centers”) from 1960 Family Practice, PA., a multi-specialty group of physicians practicing in northern areas of Houston. We operate these centers as HOPDs of UGH under the names “UGH Diagnostic Imaging” and “UGH Physical Therapy.” The purpose of the acquisition was to expand our regional network into the northern areas of metropolitan Houston and increase market share.

Kingwood Diagnostic and Rehabilitation Center

On July 30, 2012, we acquired diagnostic imaging, physical therapy and sleep centers (the “Kingwood Centers”) from Management Affiliates of Northeast Houston, LLC, a Kingwood, Texas-based health service operations company. We operate the Kingwood Centers as HOPDs of the hospital segment under the name “UGH Kingwood Diagnostic and Rehabilitation Center.” This acquisition contributed to the expansion of our regional network in the north Houston metropolitan area.

Robert Horry Center for Sports and Physical Rehabilitation

On August 24, 2012, we executed asset acquisition agreements with Robert Horry Center for Sports and Physical Rehabilitation (“UGH Robert Horry Center”), pursuant to which we acquired the business assets and properties of UGH Robert Horry Center, which we operate as hospital outpatient departments (HOPD) of UGH.

Baytown Diagnostic Imaging and Sleep Evaluation Centers

On November 27, 2012, through wholly-owned subsidiaries, we acquired a Diagnostic Imaging and a Sleep Evaluation Center from Jacinto Medical Group, PA. We operate these centers as HOPDs of UGH under the names “UGH Baytown Imaging” and “UGH Baytown Sleep.” The purpose of the acquisitions was to expand our regional network into the eastern areas of metropolitan Houston and increase market share. The Baytown Centers also complement UGH Baytown Endoscopy Center that was acquired in April 2012.

South Hampton Community Hospital

On December 14, 2012, we acquired South Hampton Community Hospital Complex (the “South Hampton Community Hospital”) from Dufek Massif Hospital Corporation, the owner of South Hampton Community Hospital and a medical office building on the medical complex. We acquired 100% of the capital stock of Dufek Massif Hospital Corporation. The hospital is a 111-bed general acute care hospital that provides health services across multiple specialties. We operate the South Hampton Community Hospital Complex under the name “University General Hospital Dallas.” This acquisition is our first acute care hospital in Dallas.

Plan of Operation

Our business model anticipates the acquisition of general acute care “host” hospitals and the development and operation of regional health networks within a defined radius of each host hospital that can provide services under separate departments under the hospitals’ acute care licenses. Such regional health networks and ancillary services will reflect a vertically integrated, diversified system, which will include provider-based HOPDs of the host hospitals and may consist of Free-Standing Ambulatory Surgical Centers, Free-Standing Emergency Rooms, Free-Standing Procedure Facilities, Diagnostic Imaging Treatment Facilities, Hyperbaric Oxygen Therapy/Wound Care Centers, and/or other ancillary service providers. In 2012, we completed acquisitions of complementary businesses that expand our service offerings within the healthcare industry.

Following the Merger, we consummated acquisitions of complementary businesses, further discussed below, and as of December 31, 2012, we owned or operated the following centers:

•	University General Hospital (“UGH”), which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas.

•	A hyperbaric wound care center as an HOPD of University General Hospital doing business under the name University General Hospital -Hyperbaric Wound Care Center.

•	Baytown Endoscopy Center, which is a 3-bed ambulatory surgery center. The Baytown Surgery Center is an HOPD of University General Hospital doing business under the name UGH-Baytown Endoscopy Center.

•	A diagnostic imaging and physical therapy center as an HOPD of University General Hospital doing business under the name of UGH Diagnostic Imaging and UGH Physical Therapy.

•	Kingwood diagnostic and rehabilitation center as an HOPD of University General Hospital doing business under the name UGH KW Physical Therapy, UGH KW Imaging and UGH KW Sleep Center.

•	Robert Horry Center as an HOPD of University General Hospital doing business under the name of UGH Robert Horry Center for Sports and Physical Rehabilitation.

•	University General Hospital Dallas (formerly known as South Hampton Community Hospital) which is a 111-bed general acute care hospital near downtown Dallas in Dallas, Texas.

•	Baytown imaging facility and Baytown Sleep Evaluation Center as an HOPD of University General Hospital doing business under the names of UGH Baytown Imaging and UHG Sleep Evaluation Center.

•	Mainland Surgery Center, which is a free-standing ambulatory surgery center in Dickinson, Texas, located approximately 25 miles from University General Hospital.

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•

UGHS Autimis Billing Inc., which is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	UGHS Autimis Coding Inc., which is a specialized health care coding company that serves hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

As of December 31, 2012, we operated under three segments of business: Hospital, Senior Living and Support Services. As we implement our business plan, we expect to operate in complementary business segments, including: ancillary services, management services and real estate holdings. We intend to aggressively pursue our acquisitions strategy in 2013 and beyond.

Recent Acquisitions

On February 15, 2013, we acquired a physical therapy center (the “Woodlands Center”) from The Hospital Spine and Rehabilitation Center, a health service operations company near The Woodlands, Texas. We operate the Woodlands Center as an HOPD of UGH under the name “UGH Woodlands Physical Therapy.” This acquisition further contributes to the expansion of our regional network in the north Houston metropolitan area.

On March 25, 2013, we acquired a physical therapy center in Ennis, Texas, approximately 32 miles from University General Hospital Dallas. We operate the center as an HOPD of University General Hospital Dallas under the name “UGH Physical Therapy of Ennis.”

On May 10, 2013, we acquired a diagnostic imaging center in Waxahachie, Texas, approximately 22 miles south of University General Hospital Dallas. We operate the center as an HOPD of University General Hospital Dallas under the name “UGHS Waxahachie Diagnostic Center.”

On June 1, 2013, we acquired a pain management medical practice based in Waxahachie, Texas. This practice also has a location in Corsicana, Texas, which is approximately 21 miles south of our physical therapy center in Ennis, Texas.

On July 1, 2013, we acquired an ambulatory surgery center in Waxahachie, Texas. We operate the center as an HOPD of University General Hospital Dallas under the name “UGHS Waxahachie Diagnostic Center.”

On October 1, 2013, we acquired four physical therapy centers in southern region of Houston, Texas. We operate these centers as HOPDs of University General Hospital.

Business Segments

We operate in three lines of business: (i) as a hospital, (ii) as a senior living care community, and (iii) as a support services company. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

(i)	Hospitals. We currently own, manage or operate two general acute care hospitals, which offer a variety of medical and surgical services with a total of 180 beds. We provide inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, sleep lab, speech therapy, bariatrics, orthopedics, lab, and wound care. Our hospitals provide 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. This business segment also includes the ownership of free-standing ambulatory surgery centers in markets that we target for expansion.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity, frail and elderly residents. We also operate memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. We provide billing, coding and other revenue cycling management services to University General Hospital and University General Hospital Dallas, as well as other clients not affiliated with our company. Our food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

Sources of Revenue

Hospital revenues

Hospital revenues consist primarily of net revenues derived from patient care services and other non-patient care services. The net patient revenues are based on the facilities’ established billing rates less allowances and discounts. Charges and reimbursement rates for patient care vary significantly depending on the type of service and payer. We receive payments for patient care from commercial and managed care providers, government-related programs and self-pay patients. Commercial and managed care providers consist of various payors including private insurance carriers, health maintenance organizations (“HMO”) and preferred provider organizations (“PPO”). Government-related programs consist of Medicare and Medicaid programs. The approximate percentages of our net patient revenues before provision of doubtful accounts from such sources were as follows:

	December 31,
	2012	2011
Commercial and managed care providers	68.1%	57.8%
Government-related programs	30.0%	36.7%
Self-pay patients	1.9%	5.5%

Total	100.0%	100.0%

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

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. Our hospital is certified to participate in the Medicare and Medicaid programs. Amounts received from Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

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

TrinityCare Management provides management services to the TrinityCare Facilities, as well as an assisted living community and two memory care greenhouses in Georgia. Management fee revenue is determined by an agreed upon percentage of gross revenues and recorded as services are provided, consistent within industry.

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will continue to do so for the foreseeable future. As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided. We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently insignificant.

Support Services revenues

Billing and coding revenues are generated from revenue cycle management services provided by Autimis to our Hospital segment and other third-party clients. Fees charged for these services are defined in service agreements and based upon a stated percentage of cash collections. Food and support services revenues are generated from environmental, food and nutrition, and facilities management services by Sybaris to our Hospital segment and other third-party clients. Billing, coding and food and support services revenue received from the Hospital operating segment has been eliminated in consolidation.

Competition

Hospital

We have established a strong presence in the greater Houston market and with the acquisition of the South Hampton Hospital in Dallas are now actively replicating its model in a second major market. The state of Texas is highly attractive as it has a consistently growing demand for healthcare services, yet remains below the national average in terms of hospital beds per inhabitant, with 2.4 beds per 1,000 inhabitants compared to the roughly 2.6 per 1,000 inhabitants national average. Our primary Houston facility, the University General Hospital, competes with at least fifty-four other general hospitals operating in Harris County, Texas. The greater Houston-Baytown-Sugar Land metropolitan area has 99 hospitals, according to U.S. News and World Report, including the Texas Medical Center (TMC), the largest medical center in the world. Founded in 1945, TMC is comprised of 15 hospitals, four nursing schools and three medical schools (dentistry, public health and pharmacy), all of which are not-for-profit. Among the various institutions with which UGH competes, six Houston-based facilities (including the University of Texas M.D., the Methodist Hospital and St. Luke’s Episcopal Hospital) were ranked in U.S. News & World Report’s 2012-2013 Best Hospitals list. The Dallas market is relatively under-penetrated, with 75 hospitals serving a population of 6.4 million people, or approximately 85,000 per hospital compared to the national average of 54,000 per hospital.

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

Our licensed hospitals beds are concentrated in certain market areas within Texas, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas. Our licensed beds are currently located exclusively in market areas within Texas. This concentration in Texas increases the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Our strategies are designed to ensure our hospitals are competitive. We believe our hospitals compete within local communities on the basis of many factors, including the quality of care, ability to attract and retain quality physicians, skilled clinical personnel and other health care professionals, location, breadth of services, technology offered and prices charged. In addition, a significant factor in our future success will be the ability of our hospitals to attract and establish strong relationships with physicians, as it is physicians who decide whether a patient is admitted to the hospital and the procedures to be performed. Although physicians may terminate their relationships with our hospitals at any time, we seek to retain contractual arrangements with physicians. We have increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, and increased predictability and efficiency for physicians.

Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in 2012 due primarily to consolidations of health plans. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Other healthcare providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In addition, as various provisions of the Health Reform Law are implemented, including the establishment of exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

We face the challenge of continuing to provide quality patient care while dealing with rising costs and strong competition for patients. Changes in medical technology, existing and future legislation, regulations and interpretations and managed care contracting for provider services by private and government payers remain ongoing challenges.

Furthermore, a natural disaster or other catastrophic event (such as a hurricane) could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses. In the past, hurricanes have had a disruptive effect on the operations of our business in Texas and the patient populations in those states.

Senior Living

TrinityCare has no direct for-profit national competitors who develop, manage and own faith-based senior living facilities. While there are a number of competitors who own and operate independent living, assisted living, memory care and skilled nursing facilities, a limited number with churches and fewer develop these in an “aging in place” setting.

We expect to face increased competition in the long term from new market entrants as the demand for senior living grows, although short-term data indicates limited new supply coming into the markets we serve. Providers of senior living residences compete for residents primarily on the basis of quality of care, price, reputation, physical appearance of the residences, services offered, family preferences, physician referrals, and location. Our competition comes from local, regional, and national senior living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement housing communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers. In addition, we compete with home-based residential care, either provided by family members or other third parties. As the general economy declines and unemployment increases, families are less able to afford our residences or are more willing or available to care for family members at home.

We believe that quality of service, reputation, community location, physical appearance and price will continue to be significant competitive factors. We also believe that each local market is different, and our responses to the specific competitive environment in any market will vary. However, if a competitor were to attempt to enter one of the markets in which we operate, we may be required to reduce our rates, provide additional services or expand our facilities to meet perceived additional demand. We may not be able to compete effectively in markets that become overbuilt. In general, regulatory and other barriers to competitive entry in the senior living industry are not substantial. Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital. Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our financial position, results of operations or cash flows.

Support Services

The accounts receivable management industry is highly competitive, but our revenue cycle management service group operates across multiple healthcare segments; as a result we generally face less competition. Our competition is generally from local and national companies. We believe that we have a competitive advantage over our competitors due to our (i) Autimis Revenaid Practice Management system, which we believe increases efficiency and collections and (ii) experienced and detail oriented personnel who focus on all aspects of the reimbursement process and who have including having extensive knowledge of payor responsibilities and managed care contracts.

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

Regulatory Matters

The healthcare industry in general is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties and controlling our growth. Our facilities provide the medical, nursing, therapy and ancillary services required to comply with local, state, and federal regulations, as well as, for most facilities, accreditation standards of the Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations).

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

In addition, hospitals must be certified by the Centers for Medicare and Medicaid Services (“CMS”) to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Once certified by Medicare, a hospital undergoes periodic on-site surveys in order to maintain their certification. Our hospital participates in the Medicare program.

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

The Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks and other screening procedures prescribed by CMS.

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

False Claims

The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. For hospitals, a “false claim” can also include a false certification of compliance with federal health care laws on a cost report submitted to CMS. In this context, hospitals that have been found in violation of the federal Physician Self-Referral Law (a/k/a the “Stark” law) or the federal Anti-Kickback Law, both of which are discussed below, may also be liable under the False Claims Act. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Relators are entitled to a percentage of the government’s recovery as well as reimbursement of their attorney’s fees, so there is significant financial incentive for private citizens to enforce the False Claims Act. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act.

The Fraud Enforcement and Recovery Act of 2009 (“FERA”) and the 2010 Healthcare Reform Laws amended the federal False Claims Act to expand the definition of false claims, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitation on claims by the government. One of these areas of expansion relates to the retention of overpayments from the Medicare and Medicaid programs. The FERA amended the False Claims Act to include improper retention of an overpayment as a basis for liability. The 2010 Healthcare Reform Laws added that the failure to disclose and repay an overpayment within sixty (60) days of when it was discovered or from the date any corresponding cost report is due equates to retention of an overpayment for purposes of the False Claims Act.

Relationships with Physicians and Other Providers

Anti-Kickback Law. Various federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities when done knowingly and willfully to induce referrals of patients for services reimbursed under the Medicare, Medicaid or any other federal health care program (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the False Claims Act.

These changes and those described above related to the False Claims Act, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally.

In addition to standard federal criminal and civil sanctions, including civil monetary penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to criminal fines of up to $25,000 and imprisonment, as well as exclusion from the Medicare and/or Medicaid programs. In 1991, the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”) issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law.

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

A violation or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our companies could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

We have a number of relationships with physicians and other healthcare providers who refer Medicare patients to our hospitals, including management or service contracts. The federal authorities responsible for enforcing the Anti-Kickback Law have held that such contracts may violate the law if even one purpose of the remuneration was to obtain money for the referral of services or to induce further referrals. Even though some of these contractual relationships may not meet all of the regulatory requirements to fall within the protection offered by a relevant safe harbor, we do not believe we engage in activities that violate the Anti-Kickback Law. However, there can be no assurance such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

For example, we have entered into agreements to manage our hospitals and surgery centers with management companies that are owned by physicians. Most of these agreements incorporate a management fee that pays for the services provided by the management companies. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance, not take into account the volume or value of referrals and represent the fair market value of the services rendered by the management company. Our management fees are generally fixed fees (rather than a percentage of revenues) and do not take into account the volume or value of referrals. However, while all parties to these agreements believe that the management fees under such arrangements do not exceed the fair market value, the fees are generally not determined by independent valuation appraisals prior to entering these agreements. The agreements generally provide for fee adjustments (not less than annually) in the event either party believes the services rendered do not reflect fair market value; but as fair market value is often difficult to predict, the fee arrangements may not meet these requirements of the safe harbor. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and do not violate the Anti-Kickback Law.

Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, and radiology services, to an entity with respect to which the physician (or an immediate family member) has an ownership or investment interest or compensation arrangement, subject to certain exceptions. The Stark law is considered a “strict liability” statute because it does not require a violation to be knowing or willful in order to impose liability.

The Stark law also prohibits those entities from filing claims or billing for those referred services. Violators of the Stark statute and regulations may be subject to recoupments, civil monetary sanctions (up to $15,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme, which is an arrangement (such as a cross-referral arrangement) that the physician or entity knows or should know has a principal purpose of assuring referrals by the physician to a particular entity which, if the physician directly made referrals to such entity, would violate the Stark Law. As with the Anti-Kickback Law, violation of the Stark law by a hospital can also result in liability under the False Claims Act.

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

The Healthcare Reform Laws eliminated the application of the Whole Hospital Exception to physician-owned hospitals that did not have physician ownership as of March 23, 2010 and their Medicare provider agreements in place by December 31, 2010. However, hospitals that had physician ownership as of March 23, 2010 and their Medicare provider number as of December 31st were grandfathered and allowed to keep their physician ownership. These grandfathered hospitals may not expand the number of operating rooms, procedure rooms or beds for which the hospital was licensed as of March 23, 2010 (the date of enactment of the Healthcare Reform Laws), unless an exception is met. In addition, the total amount of physician ownership or investment interests held in the hospital, or in an entity whose assets include the hospital, must not exceed such percentage as of March 23, 2010. The legislation also subjects grandfathered hospitals to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

Another exception relevant to our business under the Stark law protects personal service arrangements with physicians where certain specified requirements are met, including the requirement that (i) each arrangement be set out in writing; (ii) the arrangement covers all of the services furnished by the physician; (iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purpose of the arrangement; (iv) the term of each arrangement is at least one year; (v) the compensation to be paid over the term is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of referrals or other business generated between the parties; and (vi) the services furnished under each arrangement do not involve the counseling or promotion of a business arrangement that violates any federal or state law (the “Personal Service Arrangements Exception”). We have structured these arrangements between our companies and the applicable physicians to meet the requirements of the Personal Service Arrangements Exception under the Stark Law.

CMS has issued several phases of final regulations implementing the Stark law. While these regulations help clarify the requirements of the exceptions to the Stark law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Recent changes to the regulations implementing the Stark law further restrict the types of arrangements into which facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services “under arrangements.” As many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet an exception to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.

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

HIPAA also contains certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. In support of the statute, the Department of Health and Human Services (“HHS”) promulgated extensive regulations governing the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally, also known as Protected Health Information (“PHI”). These regulations are grouped into distinct rules – the Privacy Rule, the Security Rule and the Enforcement Rule. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed, but do not provide a private right of action for an individual to sue a covered entity. The regulations also require covered entities, including a hospital, to implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

In addition, the regulations govern covered entities’ relationships with business associates – vendors, including other covered entities, who receive, create, maintain or disclose PHI – by requiring covered entities to enter business associate agreements that contain certain provisions mandated by the regulations. Our hospitals can be either a covered entity or a business associate depending on the nature of the services being provided.

With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities.

The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, heightened penalties, expansion of criminal liability and increased enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security involving protected health information, the Breach Notification Rule. HHS is responsible for enforcing the requirement that covered entities notify individuals whose protected health information has been improperly disclosed. In certain cases, notice of a breach is required to be made to HHS and media outlets.

The heightened penalties for noncompliance range from $100 to $50,000 for single incidents and from $25,000 to $1,500,000 for multiple identical violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties are not subject to a statutory maximum. HIPAA enforcement actions and civil monetary penalties have significantly increased in the wake of HITECH.

In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any federal and state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

On January 28, 2013, HHS issued final rules implementing HITECH. Among other things, these final rules increase the scope of the Breach Notification Rule, make covered entities vicariously liable for the conduct of their business associates under the federal common law of agency, and require business associates to enter business associate agreements with their subcontractors.

In light of increased federal enforcement of HIPAA, our hospitals are subject to increased administrative burdens for regulatory compliance, regulatory scrutiny, and potential regulatory liability. We believe our current practices comply with the up to date regulations under HIPAA and HITECH, but cannot guarantee that the new regulations will not have an adverse impact on our business. Any actual or perceived violation of these privacy-related laws, including HIPAA could have a material adverse effect on our business, financial position, results of operations and cash flows.

Health Reform Legislation

The Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”) were signed into law by President Obama on March 23, 2010, and March 30, 2010, respectively. The ACA alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs. The ACA attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance or pay a tax penalty, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments including disproportionate share payments, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The ACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and generally prohibiting physician-owned hospitals from adding new physician owners or increasing the number of beds and operating rooms for which they are licensed. Because a majority of the measures contained in the ACA do not take effect until 2013 and 2014 and most of the rules and regulations that implement the provisions of the ACA have not been adopted or proposed, it is difficult to predict the impact the ACA will have on our facilities. However, it is possible that the implementation or interpretation of such rules and regulations or the provisions of the ACA could have an adverse effect on our financial condition and results of operations.

Various bills have been introduced in both the United States Senate and House of Representatives to amend or repeal all or portions of these laws with no success to date. There have also been numerous legal challenges to the laws asserted in federal court. In June 2012, the United States Supreme Court heard a constitutional challenge to the provisions of the laws that required individuals to obtain health insurance, known as the “individual mandate,” and required States to expand Medicaid coverage. The Court was also asked to repeal the laws in their entirety if the individual mandate was found unconstitutional. The Court, however, upheld the individual mandate under the Congress’ power to tax. The Court did find the Medicaid expansion requirement as written in the Law unconstitutional, but its ruling will not prohibit States from expanding Medicaid coverage voluntarily. Because the provisions at issue before the Court do not take effect until January 1, 2014, it is difficult to predict the impact of the Court’s decision on our business moving forward. Other legal challenges remain, but appear unlikely to affect our business at this time. As a result of the Court’s ruling the 2010 Healthcare Reform Laws will be in force for the foreseeable future and we have structured our operations accordingly.

Most notably for us, these laws include a reduction in annual market basket updates to hospitals including the following reductions for each of the following federal fiscal years: 0.1% in 2013; 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis. The new productivity adjustments will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. For federal fiscal years 2013 and 2012, the productivity adjustment equated to a 0.7% and 1.0% reduction in the market basket increase, respectively.

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

Similarly, the 2010 Healthcare Reform Laws require the CMS to start a voluntary program by January 1, 2012 for Accountable Care Organizations (“ACOs”), in which hospitals, physicians and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. Although CMS has issued its final regulations on ACOs, ACOs are not prevalent at this time. We will continue to monitor developments in the ACO program and evaluate its potential impact on our business.

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

In addition, as mentioned above, the 2010 Healthcare Reform Laws significantly impact the operation of physician-owned hospitals. We have structured our expansion plans to comply with these provisions of the laws, but cannot guaranty that such plans will not have to be reworked or abandoned due the restrictions on physician-owned hospitals.

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

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as Medicare severity diagnosis related group (“MS-DRG”). Each patient admitted for care is assigned to a MS-DRG based upon his or her primary admitting diagnosis. Every MS-DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. MS-DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices.

MS-DRG rates are usually adjusted by an update factor each Federal Fiscal Year (“FFY”). The percentage increases to MS-DRG payment rates for the last several years have been lower than the percentage increases in the related cost of goods and services provided by general hospitals. The index used to adjust the MS-DRG payment rates is based on a price statistic, known as the CMS Market Basket Index, reduced by congressionally mandated reduction factors.

MS-DRG rate increases were 2.35% and 1.1% for FFY 2011 and 2012, respectively, and currently is 2.8% for FFY 2013. The Balanced Budget Act of 1997 originally set the increase in MS-DRG payment rates for future FFYs at rates that would be based on the market basket index, which in certain years have been, and in the future may be, subject to reduction factors. In FFY 2012 the market basket rate currently is affected by two such reduction factors. First as required by the Affordable Care Act, the market basket rate is reduced by 0.25%. Second, CMS is applying a “documentation and coding” adjustment to recoup a portion of excess aggregate payments in FFY 2008 and FY 2009 that did not reflect actual increases in patients’ severity of illness. Under legislation passed in 2007, CMS is required to recoup the entire amount of FFY 2008 and 2009 excess spending resulting from changes in hospital coding practices no later than FFY 2012. If the update factor does not adequately reflect increases in our cost of providing inpatient services, our financial condition or results of operations could be negatively affected.

The ACA made a number of changes to Medicare which include but are not limited to:

•

Reduction of market basket updates in Medicare payment rates for providers including to incorporate adjustment for expected productivity gains. The market basket was reduced by 0.25% for both FFY 2010 and 2011 and by 0.1% in FFY 2012, and will be reduced by 0.10% in FFY 2013, by 0.30% in FFY 2014, by 0.20% in 2015 and 2016, and by 0.75% in FFYs 2017-2019.

•	Reduction of Medicare payments that would otherwise be made to hospitals by specified percentages to account for preventable hospital readmissions, effective October 1, 2012.

•	Extension of the Medicare Dependent Hospital Program until September 30, 2012.

•

Expansion, on a temporary basis, of the low volume hospital inpatient payment adjustment to include hospitals that are more than 15 miles from other healthcare facilities and have less than 1,600 discharges per year. The new temporary criteria are effective for FFYs 2011 and 2012. Effective FFY 2013 and forward, the low-volume hospital definition and payment adjustment methodology will return to the pre-FFY 2011 definition and methodology.

Each of our hospitals is an eligible hospital under one or more provisions of ACA.

Medicare Outpatient Reimbursement

Most outpatient services provided by general hospitals are reimbursed by Medicare under the outpatient prospective payment system. This outpatient prospective payment system is based on a system of Ambulatory Payment Classifications (“APC”). Each APC is designed to represent a “bundle” of outpatient services, and each APC is assigned a fully prospective reimbursement rate. Medicare pays a set price or rate for each APC group, regardless of the actual cost incurred in providing care. Each APC rate generally is subject to adjustment each year by an “update factor” based on a market basket of services index. For calendar years 2008, 2009, 2010, 2011 and 2012 the update factors were 3.3%, 3.6%, 2.1%, 2.35% and 3.00% respectively. If the update factor does not adequately reflect increases in our cost of providing outpatient services, our financial condition or results of operations could be negatively affected.

Medicare Disproportionate Share Payments

In addition to the standard MS-DRG payment, the Social Security Act requires that additional Medicare payments be made to hospitals with a disproportionate share of low income patients. Beneficiary Improvement and Protection Act (“BIPA”) provisions, effective for services provided on and after April 1, 2001, stipulate that rural facilities with fewer than 100 beds with a disproportionate share percentage greater than 15.0% will be classified as a disproportionate share hospital entitled to receive a supplemental disproportionate share payment based on gross MS-DRG payments. Since April 1, 2004, the effective rate has been 12.0% of MS-DRG payments. Our hospital was classified as a disproportionate share hospital. We estimate that Medicare disproportionate share payments represented approximately 0.4% of our net patient service revenues for the years ended December 31, 2012 and 2011.

Medicaid Inpatient and Outpatient Reimbursement

Each state operates a Medicaid program funded jointly by the state and the Federal government. Federal law governs the general management of the Medicaid program, but there is wide latitude for states to customize Medicaid programs to fit local needs and resources. As a result, each state Medicaid plan has its own payment formula and recipient eligibility criteria. On February 17, 2009, President Obama signed into law the ARRA. This law provides a temporary increase in the State Federal Medical Assistance Percentage (“FMAP”) during a 9-calendar quarter recession adjustment period beginning October 1, 2008 and ending December 31, 2010.

As discussed above, the 2010 Healthcare Reform Laws proposed an expansion of the Medicaid program. The United States Supreme Court ruled that such expansion was unconstitutional as written, but that ruling will not prohibit States from expanding Medicaid if they choose to do so. To date, the State of Texas has declared that it will not participate in Medicaid expansion under the 2010 Healthcare Reform Laws. We cannot predict what the State of Texas will ultimately do or how its decision will affect our business, but if Medicaid expansion does not occur, it could adversely impact our ability to collect for healthcare services in the future.

Government Reimbursement Program Administration and Adjustments

The Medicare, Medicaid and TriCare programs are subject to additional statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to facilities.

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

In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. The RAC program began as a demonstration project in three states (New York, California and Florida), but was made permanent by the Tax Relief and Health Care Act of 2006. CMS has expanded the RAC program, which now includes in Texas.

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

The ACA expanded the RAC program to include Medicaid claims beginning on or after June 1, 2010.

RACs are paid a contingency fee based on the overpayments they identify and collect. We expect that the RACs will look closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program are accurate, we cannot predict the results of the RAC audits.

If our hospitals were found to be in violation of Federal or state laws relating to Medicare, Medicaid or similar programs, UGHS could be subject to substantial monetary fines, civil penalties and exclusion from future participation in the Medicare and Medicaid programs. Any such sanctions could have a material adverse effect on our financial position and results of operations.

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

Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2012 and 2011, 30.0% and 36.7% of our patient service revenues were contributed by Medicare and Medicaid, respectively.

In order to participate in the Medicare program, our hospital must satisfy regulations known as conditions of participation (COPs) for hospitals and conditions for coverage (CFCs) for ambulatory surgery centers. Each facility can meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS. Our hospitals and facilities are certified to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these COPs or CFCs. Any failure by a facility to maintain compliance with these COPs or CFCs as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the COPs or CFCs. This could have a material adverse effect on our facilities billing and collections.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. Beginning in 2008, CMS began transitioning Medicare payments to ambulatory surgery centers to a system based upon the hospital outpatient prospective payment system. That transition is now complete and payments to ambulatory surgery centers will be solely based on the outpatient prospective payment system (OPPS) relative weights. CMS has cautioned that the final OPPS relative weights may result in payment rates for the year being less than the payment rates for the preceding year. On November 2, 2010, CMS issued a final rule to update the Medicare program’s payment policies and rates for ambulatory surgery centers (“ASC”) for 2011. The final rule applied a 0.2% increase to the ASC payment rate. The final rule also added six procedures to the list of procedures for which Medicare will reimburse when performed in an ASC. In 2011, HHS disclosed its value-based purchasing program for ambulatory surgery centers. Significant aspects of the program include: recognition of the ASC quality measures for quality reporting and the inclusion of a shared savings plan among the possible quality bonus funding options. Such a program may further impact Medicare reimbursement of ASC or increase our operating costs in order to satisfy the value-based standards. For federal fiscal year 2011 and each subsequent FFY, the ACA provide for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services will use the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

Texas Statutory and Regulatory Risks

Illegal Remuneration Law. The Texas Illegal Remuneration Statute (Chapter 102 of the Texas Occupations Code) (the “Texas Remuneration Statute”) mirrors the federal Anti-Kickback Law, except that it applies to all healthcare services, regardless of the source of payment. The Texas Remuneration Statute makes it illegal to solicit or receive any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for referring an individual to or from a person licensed, certified or registered by a state health care regulatory agency. The penalty for violating this prohibition ranges from a Class A misdemeanor to a third degree felony. The Texas Remuneration Statute does, however, permit any payment, business arrangement, or payment practice permitted under the Anti-Kickback Law or any regulation adopted thereunder, provided the relationship is appropriately disclosed. There is no express provision that such practices will protect arrangements relating to services reimbursed by commercial insurance, however. We intend for all business activities and operations of our company and our hospitals to conform in all respects with the Texas Remuneration Statute, but no assurances can be given that our activities will not be reviewed and challenged under this statute.

Medicaid Fraud. There are both federal and state laws that impose penalties for improper billing practices. Texas has several laws, including the Medicaid Fraud Prevention Act, which provides civil and criminal penalties for improper billing. Our hospitals attempt to comply with all reimbursement and billing requirements. However, no assurances can be given that our hospitals activities will not be reviewed and challenged under these Texas laws.

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

There has been very little interpretation of some of these laws and a government agency charged with enforcement of these laws might assert that our, or any of our affiliates’, arrangements with physicians do not comply with some of these prohibitions. If this occurs or if new applicable laws are enacted, this may have a material adverse effect on our hospitals, operations and prospects.

Employees

At December 31, 2012, we had a total of 782 employees, including approximately 103 part-time. Approximately 443 full-time equivalent employees including nurses, therapists, lab and radiology technicians, facility maintenance workers and the administrative staff of the hospital represent the majority of our employees. There are no collective bargaining agreements in effect with respect to any of our employees. We believe that we maintain a good relationship with our employees.

Available Information

Our executive offices are located at 7501 Fannin Street, Houston, Texas 77054. Our telephone number is 713-375-7100. We make available, free of charge, through our website, among other things, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they have been electronically filed with the Securities and Exchange Commission (“SEC”). They can be obtained by accessing our website at www.ughs.net and clicking on “Investor Relations.” To access SEC filings, click “SEC Filings,” then the report to be obtained. Information contained on our website is not part of this Annual Report on Form 10-K. Our common stock trades under the symbol “UGHS.PK”.

ITEM 1A. RISK FACTORS

Forward Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this annual report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K, regarding our financial condition, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “approximately”, “believes”, “continue”, “forecast”, “ongoing”, “pending”, “potential”, “seeks”, “views”, or “intends”, or stating that certain actions, events or results “may”, “must”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to health care laws and regulations and environmental risks;

•	risks related to changes in and the competitive nature of the healthcare industry;

•	risks related to stock price and volume volatility;

•	risks related to our ability to access capital markets;

•	risks related to our ability to successfully implement our business and acquisition strategies; and

•	risks related to our issuance of additional shares of common stock.

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

We have a high ratio of debt to assets and require substantial cash flow to meet our debt service requirements. The degree of our leverage has several important effects on our operations, including:

•	a substantial amount of our cash flow from operations must be dedicated to the payment of debt and lease payments as well as interest on our indebtedness, and will not be available for other purposes;

•

covenants contained in our debt agreements require us to meet certain financial tests and retain minimum cash balances, in addition to certain other restrictions that will limit our ability to borrow additional funds, acquire additional assets, or dispose of our assets, and may affect our flexibility in growing, planning for, and reacting to, changes in our business;

•	our ability to obtain permanent and additional financing for working capital, capital expenditures, acquisitions, or general corporate purposes may be impaired;

•	our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations is increased;

•	our risk of exposure to interest rate fluctuations is increased;

•	our ability to make strategic acquisitions may be limited; and

•	our ability to adjust to changing market conditions may be constrained.

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

If we raise additional funds through the issuance of our common stock or convertible securities, our shareholders could be significantly diluted. These newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Additional financing may not, however, be available on terms favorable to us, or at all, if and when needed, and our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our infrastructure or respond to competitive pressures could be significantly limited.

Our expansion strategy involves risks.

We may seek to acquire companies or interests in companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours. The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. The diversion of management attention, particularly in a difficult operating environment, may affect our revenues. Similarly, our business depends on effective information technology systems such as revenue cycle systems, and implementation delays or poor execution of the integration of different information technology systems could disrupt our operations, delay our collection processes, and increase costs. Possible future acquisitions could result in the incurrence of additional debt and related interest expense or contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and/or cash flow. In addition, goodwill resulting from business combinations represents a significant portion of our assets. If the goodwill were deemed to be impaired, we would need to take a charge to earnings (if any) to write down the goodwill to its fair value.

If we are unable to enter into and retain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payors or if we have difficulty collecting from health maintenance organizations, preferred provider organizations, and other third party payors, our results of operations could be adversely affected.

We have experienced (and will likely continue to experience) difficulty in establishing and maintaining relationships with certain health maintenance organizations, preferred provider organizations, and other third party payors. Health maintenance organizations and other third-party payors have also undertaken cost-containment efforts during the past several years, including revising payment methods and monitoring healthcare expenditures more closely. In addition, some payors have been reluctant to enter into agreements with us, citing a lack of need for our hospitals in their networks.

Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts with health maintenance organizations, preferred provider organizations, and other third party payors on terms favorable to us. Other health maintenance organizations, preferred provider organizations and other third party payors may impact our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. Any inability to negotiate and maintain agreements on favorable terms with health maintenance organizations, preferred provider organizations and other third party payors could reduce our revenues and adversely affect our business.

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

Additionally, if we violate the Anti-kickback Statute or the Stark Law, or if we improperly bill for our services, we may be found in violation of the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.

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

As part of our business strategy, we intend to pursue acquisitions of hospitals, surgery centers, diagnostic and imaging centers, and other similar facilities that we believe could enhance or complement our current business operations or diversify our revenue base or expand our physician networks. Acquisitions involve numerous risks, any of which could harm our business, including:

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

Our acquisition of the Dallas-based South Hampton Community Hospital represents our first expansion outside of the Houston market and involves these risks. We cannot provide assurance that all of the risks associated with our Dallas operations will be adequately addressed or that these operations will not adversely impact our business.

The profitability of our business may be affected by the highly competitive healthcare industry.

The healthcare industry, in general and the market for hospital services in particular, is highly competitive. In the course of developing and operating a hospital and establishing relationships with local physicians (including surgeons), our business expects to encounter competition from hospitals located in the Houston and Dallas, Texas areas. In addition, the number of freestanding hospitals, surgery centers and diagnostic and imaging centers in the geographic areas in which we operate has increased significantly. For example, there are at least fifty-four (54) existing general hospitals already located in Harris County, Texas with which our business may compete. These hospitals probably offer some or all of the services offered by our business. As a result, our business operates in a highly competitive environment.

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

Our licensed hospital beds are currently concentrated in certain market areas within Texas, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas.

Our licensed beds are currently located exclusively in market areas within Texas. This concentration in Texas increases the risk that, should any adverse economic, regulatory, environmental or other conditions occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Furthermore, a natural disaster or other catastrophic event (such as a hurricane) could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses. In the past, hurricanes have had a disruptive effect on the operations of our business in Houston, Texas and the patient and physician populations in that area.

Certain events may adversely affect the ability of seniors to afford our monthly resident fees or entrance fees (including downturns in the economy, housing market, and unemployment among resident family members), which could cause our occupancy rates, revenues and results of operations of our Senior Living segment to decline.

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

Our liability insurance may not be sufficient to cover all potential liabilities.

We may be liable for damages to persons or property, which occur at our business. Although we maintain general and professional liability insurance, we may not be able to obtain coverage in amounts sufficient to cover all potential liabilities, including errors and omissions liabilities to third party customers of our support services segment. Since most insurance policies contain insurable limits and various exclusions, we will not be insured against all possible occurrences.

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

We depend on key individuals and access to highly skilled employees to maintain and manage our business in a rapidly changing market.

The continued services of our executive officers and other key individuals are essential to our success. Any of our key employees and individuals, including our Chairman, Hassan Chahadeh, M.D., President Donald W. Sapaugh, and Chief Financial Officer, Michael L. Griffin, may resign at any time. These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business. We do not currently have key person life insurance policies covering any of our employees.

To implement our business plan, we intend to hire additional employees, particularly in the areas of healthcare services. Our ability to continue to attract and retain highly skilled employees is a critical factor in our success. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to satisfy our current or future needs. Our ability to develop our business would be adversely affected if we are unable to retain existing personnel or hire additional qualified personnel.

We depend on relationships with the physicians who use our hospitals.

Our success depends upon the efforts and success of physicians and physician groups who will provide healthcare services at our hospitals and particularly on the strength of our relationship with those groups comprised of surgeons and other physicians in the Houston and Dallas, Texas.

There can be no assurance that we will be successful in identifying and establishing relationships with surgeons or other physicians. In particular, there can be no assurance that we will be successful in integrating those physicians into a delivery system that will improve operating efficiencies and reduce costs while providing quality patient care. The physicians who will use our hospitals will not be employees of our business, and many, if not all, of them will serve on the medical staffs of hospitals other than our hospitals.

Our business could be adversely affected if a significant number of key physicians or a group of physicians providing services at our hospitals:

•	terminates their relationship with, or reduces their use of our hospitals;

•	fails to maintain the quality of care provided or to otherwise adhere to professional standards at our hospitals or suffers any damage to their reputation;

•	exits the Texas market entirely;

•	experiences major changes in the composition or leadership of the physician group; or

•	elects to join a competing hospital system as an employee.

Insufficient business is likely to make it impossible for us to repay our indebtedness to our third party lenders. There is no assurance that we will be able to enter into managed care or similar contracts that would provide patients to our hospitals. In addition, there can be no assurance that our business will be able to maintain its utilization at satisfactory levels.

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

In response to growing public concerns over the presence of contaminants affecting health, safety, and the quality of the environment, federal, state, and local governments have enacted numerous laws designed to clean up existing environmental problems and to implement practices intended to minimize future environmental problems. The principal federal statutes enacted in this regard are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Resource Conservation Recovery Act of 1976 (“RCRA”). CERCLA addresses the practices involved in handling, utilizing, and disposing of hazardous substances, and imposes liability for cleaning up contamination in soil and groundwater. Under CERCLA, the parties who may be liable for the costs of cleaning up environmental contamination include the current owner of the contaminated property, the owner of the property at the time of contamination, the person who arranged for the transportation of the hazardous substances, and the person who transported the hazardous substances. RCRA provides for a “cradle to grave” regulatory program to control and manage hazardous wastes, and is administered by the United States Environmental Protection Agency (“EPA”). RCRA sets treatment and storage requirements for hazardous wastes, and requires that persons who generate, transport, treat, store, or dispose of hazardous wastes meet EPA permit requirements and follow EPA guidelines. We may, in certain aspects of our business, be subject to CERCLA and RCRA. Specifically, by owning our primary hospitals, we could become liable under CERCLA for the costs of cleaning up any contamination on the site of our hospitals.

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

The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Generally, our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client’s consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The imposition by clients of limits on prices which are not economically feasible for us or decisions by clients to curtail their use of the services we provide could adversely affect our sales and results of operations.

Governmental regulations relating to food and support services may subject us to significant liability.

The regulations relating to our food and support services group are numerous and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws or and regulations. Furthermore, legislative and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

Risks Related to Our Common Stock

An active, liquid trading market for our common stock may not develop.

We cannot predict the extent to which investor interest in our Company will lead to the development of an active and liquid trading market. If an active and liquid trading market does not develop, you may have difficulty selling any of our common stock that is purchased. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all.

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

Our principal shareholders, executive officers and directors own a significant percentage of our common stock and will continue to have significant control of our management and affairs, and they may take actions contrary to your interests.

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 31.65% of our outstanding common stock as of September 3, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

Further, Hassan Chahadeh, M.D. holds 3,000 shares of Series B Preferred Stock, which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of our voting rights. Therefore, Hassan Chahadeh, M.D. retains the voting power to approve all matters requiring shareholder approval and has significant influence over our operations. The interests of Dr. Chahadeh may be different than the interests of other shareholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock. This preferred issuance has no dividend, liquidation or other rights.

Provisions of our articles of incorporation could make an acquisition of our business, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove the current members of our board and management.

Certain provisions of our articles of incorporation could discourage, delay or prevent a merger, acquisition or other change of control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our shareholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock. Shareholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;

•	establish a classified board of directors, such that not all members of the board of directors may be elected at one time;

•	operate as a “poison pill” to dilute the voting power of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•	authorize our board of directors to issue without shareholder approval preferred stock, the rights of which will be determined at the discretion of the board of directors;

•	limit who may call shareholder meetings; and

•	establish our Series B Preferred Stock.

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

A significant number of shares of common stock have historically been subject to “lock-up leak-out” resale restrictions that limit the number of shares that may be resold to 1/24 of such shares per month (on a non-cumulative basis) over the 24 month period beginning six months following March 28, 2011, the closing date of the Merger. These lock-up leak-out restrictions terminated on September 28, 2013. Additionally, pursuant to certain registration rights agreements executed in connection with the Merger, we have granted shareholders holding a significant number of shares of our common stock the right to include up to 20% of their shares (subject to customary restrictions) for resale in the event we conduct an underwritten public offering of common stock pursuant to a registration statement under the Securities Act. Our shares of common stock may also be sold under Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

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

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.0 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.0 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, the ability of investors in the common stock to sell their shares may be significantly restricted.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates and you are able to sell your investment.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you paid.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own or lease the following properties as of December 31, 2012:

Name or Function	Location City and State	Licensed Beds	Ownership Type	Gross Square Footage
Hospitals
University General Hospital and Corporate Offices	Houston, Texas	69	Leased	114,284
UGH Baytown Endoscopy Center	Houston, Texas	N/A	Leased	6,000
UGH Baytown Imaging Center	Houston, Texas	N/A	Leased	6,934
UGH Baytown Sleep Evaluation Center	Houston, Texas	N/A	Leased	4,973
UGH Digital Imaging Center	Houston, Texas	N/A	Leased	6,812
UGH Physical Therapy Center	Houston, Texas	N/A	Leased	5,400
UGH KW Diagnostic and Rehabilitation Center	Houston, Texas	N/A	Leased	17,976
UGH Robert Horry Center for Sports and Physical Rehabilitation	Houston, Texas	N/A	Leased	5,016
UGHS Dallas Hospitals, Inc.	Dallas, Texas	111	Owned	121,850
Medical Office Building	Dallas, Texas	N/A	Owned	22,910
UGHS Senior Living, Inc.
UGHS Senior Living of Pearland, LLC.	Pearland, Texas	80	Owned	70,239
UGHS Senior Living of Port Lavaca, LLC.	Port Lavaca, Texas	63	Owned	47,675
UGHS Senior Living of Knoxville, LLC.	Knoxville, Texas	87	Owned	68,325
UGHS Senior Living Corporate Offices	Friendswood, Texas	N/A	Leased	2,976
Support Services
UGHS Autimus Billing and Coding Corporate Offices	Houston, Texas	N/A	Leased	20,303
Sybaris Group, Inc. Corporate Office	Houston, Texas	N/A	Leased	*

*	Located in the University General Hospital.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us, except for the following:

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

On October 11, 2011, the trial court entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits, and $107,000 in attorneys’ fees. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP and APS appealed the judgment. On April 2, 2013, the Fourteenth Court of Appeals reformed the judgment to (1) delete the award of $900,000.00 in lost profits as a result of UGH LP’s breach of the PSA and (2) delete the award of $1,200,000.00 in lost profits as a result of APS’s breach of the CSA. As of April 4, 2013, the total amount of the reformed judgment, inclusive of all prejudgment and post-judgment interest and attorneys’ fees, was approximately $1,080,072.63, with interest accruing at the rate of $299.91 per day on the damages, and at a rate of $15.39 per day on the attorneys’ fees. As of December 31, 2012, the Company has reserved $1,224,843 which is inclusive of all pre-judgment and post-judgment interest and attorney’s fees.

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

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP was in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputed the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP and UHS timely filed an appeal and suspended enforcement of the Agreed Judgment during the pendency of such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP and UHS also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. On February 28, 2013, the First Court of Appeals ruled in favor of UGH LP and UHS, concluding that the trial court rendered a void judgment, and vacating the trial court’s judgment. On March 28, 2013 Siemens filed a new suit against UGH LP and UHS alleging breach of the settlement agreement and seeking entry of the Agreed Judgment. As of December 31, 2012 and 2011 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $3,451,555, respectively, in the Consolidated Financial Statements.

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

	Common Stock Quotation Range
2012	High Bid	Low Bid
First Quarter	$0.30	$0.18
Second Quarter	0.27	0.19
Third Quarter	0.45	0.20
Fourth Quarter	0.50	0.35

2011
First Quarter	$1.40	$0.10
Second Quarter	1.08	0.76
Third Quarter	0.96	0.18
Fourth Quarter	0.49	0.23

Holders

As of September 3, 2013, there were approximately 340 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and, accordingly, do not currently intend to declare or pay any cash dividends on our common stock. Our Board of Directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to declare or pay cash dividends. In addition, our Credit Agreement and certain other indebtedness of the Company impose restrictions on our ability to pay dividends on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this report , we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Performance graph

Not applicable.

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

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, the ability of investors in the common stock to sell their shares may be restricted.

Recent Sales of Unregistered Securities

On October 11, 2012, we entered into a $1,000,000 promissory note with Northwest Anesthesia & Pain, P.A. (“NWAP”). In lieu of cash interest on the principal balance of this note, the Company issued NWAP 450,000 shares of the Company’s common stock, $0.001 par value per share valued at $193,000. In connection with the Baytown Sleep Evaluation and Imaging Centers acquisitions, effective November 27, 2012, we issued a total of 771,564 shares of UGHS common stock to the sellers. Additionally, Sigma Opportunity Fund, LLC (the “Service Provider”) purchased from UHGS 650,000 shares of common stock, par value $0.001 per share, of UGHS for an aggregate purchase price of $208,000 in cash. In addition, to assist in the financing of the acquisition of the TrinityCare and the retirement of certain debt, we entered into a $2,000,000 note purchase agreement with the Service Provider on December 27, 2012. These shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. We believe the registration exemption is available for these transactions because the offerings were made solely and only to the parties to the transactions described herein following due diligence investigations and without any public offering or solicitation.

Except for the matters described above or as previously disclosed in Current Reports on Form 8-K that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

Repurchase of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, 2012 in review, the plans and objectives of our management for future operations and our outlook for 2013. Next, we analyze the results of our operations for the last two years, including the trends in our business. Then we review our cash flows and liquidity and capital resources. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in “Item 8. Financial Statements and Supplementary Data.” Our discussion includes various forward-looking statements about our industry, environmental laws, regulations, risks and our future results. These statements are based on certain assumptions we consider reasonable. For information about these assumptions, you should refer to the section entitled “Item 1A. Risk Factors — Forward-Looking Statements.”

Executive Overview

In 2012, we completed several acquisitions that enhance our capabilities in existing markets and in new markets. We acquired South Hampton Community Hospital in Dallas, Texas in December 2012, which we believe provides us a growth opportunity in a new market, where we can leverage the established market presence of South Hampton Community Hospital and our expertise to expand services and pursue other initiatives that we believe will result in attractive growth. Additionally, we acquired Baytown Endoscopy Center, LLC, Diagnostic Imaging and Physical Therapy Center, Kingwood Diagnostic and Rehabilitation Center, Robert Horry Center for Sports and Physical Rehabilitation, Baytown Sleep Evaluation Center and Baytown Diagnostic Imaging Center.

2012 in Review

In 2012 the economy continued to recover from the deep recession that began at the end of 2007. It was marked by signs of a modest recovery from the United States and global economic recession and turmoil in the financial and health care and housing markets that began in 2008. Despite these challenging economic conditions, we integrated the acquisition of South Hampton Community Hospital and acquired several related healthcare services located in Houston, Texas. We continued to execute our business strategy, which is discussed in detail in Item 1. Business—Business Strategy, in this Form 10-K.

Our strategy for 2012 was to build on our 2011 achievements and to pursue revenues and earnings growth as the economy stabilized. Reflecting the successful implementation of our business acquisition strategies, total revenues for the year increased 59.0%. The revenues increase was driven by the increases in admissions, surgeries and adjusted patient days of 6.0%, 7.9% and 9.5%, respectively. We operated throughout the year as a financially sound company. The significant increase in net patient service revenues was primarily the result of recent acquisitions, including the nine hospital outpatient departments (HOPDs) acquired by University General Hospital during 2012. These HOPDs contributed to additional revenues of $8.7 million for the year ended December 31, 2012. In addition, the acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $6.4 million over the previous partial year revenues of 2011 for these segments.

The senior living properties reported an overall occupancy of 93.1%. This is a favorable comparison to the national average as reported by the National Investment Center for the Senior Housing and Care Center (NIC) which reports similar facilities with an overall average occupancy rate of less than 89%.

2013 Outlook and Trends

Our strategy in 2013 will be focused on building on our 2012 achievements and pursuing additional acquisitions and earnings growth. We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions to create an integrated, physician-centric, health care delivery system. Further, we will continue our commitment to providing superior patient care with greater efficiency and lower operating cost. We also continue to focus our business strategy on retention of our employees, efforts to improve physician and employee satisfaction and targeted investments in new technologies, new service lines and capital improvements at our facilities. In addition, we are committed to improve in costs of revenues and operating expenses. Our objective for 2013 is to focus on expanding into the Dallas market through University General Hospital Dallas, further expanding our presence in the Houston market, operating high-quality senior living and memory care communities, increasing occupancy and improving the operating efficiency of our senior care communities, restructuring certain mortgages and lender relationships to further stabilize our revenue stream and cash flow, seeking strategic investments in attractive real estate opportunities, improving the operating efficiency of our corporate operations, and reducing our operational financial risk. We expect these efforts, among other factors, will result in improved financial performance and gains in 2013.

Results of Operation

Key Performance Indicators

We manage our business by monitoring certain key performance indicators. We believe our most important key performance indicators are:

Census

Census is defined as the number of units of patient rooms occupied or rented at a given time.

Average Daily Census

For our Hospital Segment, the average daily census, or ADC, is the sum of the patient rooms occupied at midnight, divided by the number of days in that period. For our Senior Living Segment, the ADC is the sum of rented units for each day over a period of time, divided by the number of days in that period.

Occupancy

Occupancy is measured as the percentage of average daily census relative to the total number of patient rooms or units available for occupancy in the period.

Adjusted patient days

Adjusted patient days have been calculated based on a revenue-based formula of multiplying actual patient days by the sum of gross inpatient revenues and gross outpatient revenues and dividing the result by gross inpatient revenues for each hospital. Adjusted patient days is a statistic (which is used generally in the industry) designed to communicate an approximate volume of service provided to inpatients and outpatients by converting total patient revenues to a number representing adjusted patient days.

The following table contains our consolidated and segments results of operations for 2012 and 2011:

	Year Ended December 31, (1)
	2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$102,764,871	90.8%	$67,144,396	94.3%	$35,620,475
Senior living	7,946,793	7.0	3,564,514	5.0	4,382,279
Support services	2,511,594	2.2	465,639	0.7	2,045,955

Total Revenues	113,223,258	100.0	71,174,549	100.0	42,048,709
Operating expenses
Salaries, wages and benefits	39,627,334	35.0	29,157,012	41.0	10,470,322
Medical supplies	16,194,606	14.3	13,202,829	18.5	2,991,777
Management fees (includes related party fees of $0 and $461,814, respectively)	—		5,346,456	7.5	(5,346,456)
General and administrative expenses (includes related party expenses of $1,921,501 and $5,944,441, respectively)	32,766,205	28.9	18,078,907	25.4	14,687,298
Gain on extinguishment of liabilities	(3,644,068)	(3.2)	(4,441,449)	(6.2)	797,381
Depreciation and amortization (includes related party expenses of $685,162 and $685,162, respectively)	9,215,713	8.1	7,336,710	10.3	1,879,003

Total operating expenses	94,159,790	83.2	68,680,465	96.5	25,479,325

Operating income	19,063,468	16.8	2,494,084	3.5	16,569,384
Other income (expense)
Interest expense, net of interest income of $85,000 and $67,068 (includes related party interest expense $2,289,287 and $2,513,922)	(6,111,582)	(5.4)	(4,938,603)	(6.9)	(1,172,979)
Other income (expense)	(381,026)	(0.3)	500,000	0.7	(881,026)
Direct investor expense	(6,853,356)	(6.1)	—	—	(6,853,356)
Change in fair market value of derivatives	(4,937,170)	(4.4)	—	—	(4,937,170)

Income (loss) before income tax	780,334	0.7	(1,944,519)	(2.7)	2,724,853
Income tax expense	4,564,195	4.0	443,862	0.6	4,120,333

Income (loss) before noncontrolling interest	(3,783,861)	(3.3)	(2,388,381)	(3.4)	(1,395,480)
Net income (loss) attributable to noncontrolling interests	363,531	0.3	(182,814)	(0.3)	546,345

Net income (loss) attributable to Company	$(3,420,330)	(3.0)%	$(2,571,195)	(3.6)%	$(849,135)

Less: Cash dividend-Convertible Preferred C Stock	(46,921)	(0.0)	—	—	(46,921)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(512,190)	(0.5)	—	—	(512,190)

Net income (loss) attributable to common shareholders	$(3,979,441)	(3.5)%	$(2,571,195)	(3.6)%	$(1,408,246)

(1)	Percentages may not foot due to rounding.

Discussion of Consolidated Results of Operations

Our revenues for 2012 increased $42.0 million, or 59.0%, to $113.2 million as compared to $71.2 million for the year ended December 31, 2011. The revenues increase was primarily attributable to an 8.3% increase in our average daily census. The average daily census for the years ended December 31, 2012 was 39 (or 57% occupancy) as compared to 36 (or 52% occupancy) for the years ended December 31, 2011. In addition, the patient days increased by 1,452 days to 13,151 from 11,699, or 12.4% increase, compared to the prior year. The adjusted patient days increased by 2,257 days to 26,055 from 23,798, or 9.5% increase, compared to the prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The significant increase in net patient service revenues was primarily the result of recent acquisitions, including the hospital outpatient departments (HOPDs) during 2012 contributed to additional revenues of $8.7 million for the year ended December 31, 2012. In addition, the acquisitions of TrinityCare, Autimis and Sybaris contributed to additional revenues of approximately $6.4 million over the previous partial year revenues of 2011 for these segments.

Salaries, wages and benefits for the year ended December 31, 2012 increased approximately $10.4 million, or 35.6%, to $39.6 million from $29.2 million for the year ended December 31, 2011. As of December 31, 2012, we had approximately 782 full-time and part-time employees compared to approximately 619 as of December 31, 2011. The number of full-time and part-time employees, approximately 26.3% as compared to the prior year, was due primarily to an increase acquisitions during 2012. As a percentage of revenues, salaries, wages and benefits decreased to 35.0% in 2012 from 41.0% in 2011. The decrease in the salaries, wages and benefits rate in 2012 over 2011 primarily resulted from more efficient management of payroll in response to a challenging economic environment.

Medical supplies expense in 2012 increased approximately $3.0 million, or 22.7%, to $16.2 million from $13.2 million 2011. On an APD basis, medical expenses in 2012 increased approximately by 10.5% or $612 per APD from $554 per APD in 2011. In addition, surgeries for the year ended December 31, 2012 were 7,518 compared to 6,968 for the prior year. As a percentage of revenues, our medical supplies expense decreased to 14.3% in 2012 as compared to 18.5% in 2011. This was due to our continued focus on supply chain efficiencies during the current year.

During the first quarter of 2012, the total management fees for free-standing emergency rooms in 2011 was $5.3 million. We terminated all of our remaining management services agreements with non-University General Health System emergency room service providers.

General and administrative (“G&A”) expenses in 2012 increased approximately $14.8 million, or 82.2%, to $32.8 million from $18.0 million 2011. The increase in G&A expense was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties and marketing fees. As a percentage of revenues, G&A expenses increased to 29.0% in 2012 from 25.4% in 2011.

We settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In 2012 and 2011, we recognized a gain on extinguishment of liabilities of $3.6 million and $4.4 million, respectively. In 2012, in connection with the cancellation of obligations to a debt holder, we recognized a gain of $2.9 million representing the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes that have been extinguished in accordance with the statute of limitations. We recognized $0.7 million in relation to accounts payable settlement. In 2011, in connection with the Siemens settlement, we recognized a gain of $2.3 million and $2.1 million was related to accounts payable settlement.

Depreciation and amortization expense in 2012 increased approximately $1.9 million, or 26.0%, to $9.2 million as compared to $7.3 million in 2011. The increase in depreciation and amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles from the final valuation acquisitions of Autimis and TrinityCare in 2012, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $6.1 million in 2012 as compared to $4.9 million in 2011. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the current year, as compared to the prior year, was attributable to an increase in our outstanding debt balance and debt assumed from the acquisitions.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $0.4 million and $0.4 million in state income tax expense for the years ended December 31, 2012 and 2011, respectively.

Our provision for income taxes was $4.2 million in 2012, which resulted in an effective tax rate of 528.3%. Our provision for income taxes was significantly impacted by direct investor expense of $6.8 million, change in fair market value of derivatives of $4.9 million and fines and penalties of $0.8 million, which were non-deductible. In 2011, we did not recognize tax benefit because the potential tax benefit is offset by a valuation allowance of the same amount.

As fully described in Notes 12 and 14 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense and change in fair market value of derivatives were approximately $6.9 million and $4.9 million in 2012, which directly reduced the net income attributable to the Company.

As a result of the foregoing, our net loss attributable to the Company was $3.4 million for 2012 as compared to a net loss of $2.6 million for 2011.

Discussion of Segment Results of Operations

Hospital

Our net patient service revenues in 2012 increased $35.7 million, or 53.1%, to $102.8 million as compared to $67.1 million in 2011. The revenues increase was primarily attributable to an 8.3% increase in our ADC. The ADC for the years ended December 31, 2012 was 39 (or 57% occupancy) as compared to 36 (or 52% occupancy) for the year ended December 31, 2011. In addition, the patient days increased by 1,452 days to 13,151 from 11,699, or 12.4% increase, compared to the prior year. The adjusted patient days increased by 2,257 days to 26,055 from 23,798, or 9.5% increase, compared to the prior year. This increase in net patient revenues was also driven by the continued development of the physician-centric, integrated health delivery system strategy. The significant increase in net patient service revenues was primarily the result of recent acquisitions, including the HOPDs acquired during 2012, which contributed to additional revenues of $8.7 million for the year ended December 31, 2012.

Our provision for doubtful accounts in 2012 increased $9.1 million to 8.1% of net revenue before the provision for doubtful accounts as compared to 2.0% of net revenue before the provision for doubtful accounts in 2011. This change was primarily due an increase in self-pay patients gross revenue of $7.9 million. In addition, the increase in provision for doubtful accounts was also contributed by increase in deductibles and co-insurance.

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

Our days revenues outstanding were 73 days at December 31, 2012 as compared to 59 days at December 31, 2011. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods. The increase in days revenues outstanding due to a significant increase in revenues and accounts receivable during current year as a result of the acquisitions in 2012.

Salaries, wages and benefits in 2012 increased approximately $3.1 million, or 10.9%, to $29.6 million from $26.7 million in 2011. This was primarily due to acquisitions. As of December 31, 2012, we had approximately 443 full-time equivalent employees compared to approximately 274 full-time equivalent employees as of December 31, 2011. As a percentage of revenues, salaries, wages and benefits decreased to 28.8% in 2012 from 39.8% in 2011. The decrease in the salaries, wages and benefits rate in 2012 over 2011 was primarily due to more efficient management of payroll in response a challenging economic environment.

Medical supplies expense in 2012 increased approximately $3.0 million, or 22.7%, to $16.2 million from $13.2 million 2011. On an APD basis, medical expenses in 2012 increased approximately by 10.5% or $612 per APD from $554 per APD in 2011. In addition, surgeries for the year ended December 31, 2012 were 7,518 compared to 6,968 for the prior year. As a percentage of revenues, our medical supplies expense decreased to 15.8% in 2012 as compared to 19.7% in 2011. This was due to our continued focus on supply chain efficiencies during the year.

During the first quarter of 2012, the total management fees for free-standing emergency rooms in 2011 was $5.3 million. We terminated all of our remaining management services agreements with free-standing emergency room service providers.

General and administrative expenses in 2012 increased approximately $17.5 million, or 101.2%, to $34.8 million from $17.3 million in 2011. As a percentage of revenues, G&A expenses increased to 33.9% in 2012 from 25.8% in 2011. The increase in amount of G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties fees and marketing fees, coupled with acquisitions in 2012.

Depreciation and amortization expense in 2012 decreased by $0.6 million, or 9.0%, to $6.1 million as compared to $6.7 million in 2011. The decrease in depreciation and amortization expense resulted from a large portion of assets being fully depreciated in the current year as compared to the prior year period.

Net interest expense was $4.9 million in 2012 as compared to $4.3 million in 2011. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense was due to a higher average outstanding amount on notes. For a further discussion of our debt and corresponding interest rate, see “Liquidity and Capital Resources.”

Operating income of the hospital segment was approximately $19.6 million for the current year as compared to the operating income of $2.4 million for the prior year. The increase in operating income was due to improved leveraging of expenses from significant increase in revenues. In addition, the increase in net operating expense was driven primarily by increase in G&A expenses and medical supplies, offset by no incurrence of management fees, decreases in depreciation and amortization expenses and additional gain on extinguishment of liabilities in 2012 as compared to the prior year.

Senior Living

In comparison to the same period of the previous year, senior living did not have operations for the first six months of 2011.

Senior living net revenues in 2012 were approximately $7.9 million. This reflects average revenue per unit occupied of $3,096. Net revenues for the six months from the acquisition date to the year ended December 31, 2011 were approximately $3.6 million. This reflects average revenue per unit occupied of $2,987. These are blended rates of assisted living dominant facilities which include independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall average occupancy in excess of 93.1% in 2012 and 89.2% in 2011. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries and benefit expense in 2012 was approximately $3.0 million, G&A expense was $2.8 million, depreciation and amortization was $2.6 million and interest expenses was $1.3 million. Net operating income before depreciation and amortization and interest expense was approximately $2.1 million.

For the six months ended December 31, 2011, salaries and benefit expense was $1.6 million, G&A expense was $1.4 million, depreciation and amortization was $0.6 million and interest expenses was $0.7 million. Net operating income before depreciation and amortization and interest expense was approximately $1.2 million.

The increase in depreciation and amortization expense in 2012 over 2011 was primarily resulted from the amortization expense of customer relationship, tradename, software and non-compete agreement which was obtained from the final valuation report for the acquisition of TrinityCare.

Support Services

In comparison to the same period of the previous year, support services did not have operations for the first six months of 2011.

Support services segment revenues in 2012 were approximately $2.5 million. The net operations loss was approximately $0.1 million. The revenues for the six months from acquisition date to the year ended December 31, 2011 were approximately $0.5 million, the net operating expense was $0.5 million. The income from operations was approximately $9,000. The increase in revenues was due to increase in new number of clients, coupled with the new acquisitions in 2012.

The Company performs an impairment test for goodwill annually each June, or more frequently if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with its carrying amount. Fair value is estimated using discounted cash flows and a discount rate based on the weighted average cost of capital of the reporting unit.

The fair value of the Autimis reporting unit did not substantially exceed its carrying value as of its June 2012 annual impairment test.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions and distributions to non-controlling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

	2012	2011
Net cash provided by (used in):
Operating activities	$8,241,431	$(2,542,046)
Investing activities	(8,279,752)	(806,520)
Financing activities	688,533	1,594,830

Operating Activities

The cash provided by operating activities was $8.2 million for the year ended December 31, 2012. Net income, adjusted for non-cash expenses and income, provided cash of approximately $21.9 million. Net changes in operating assets and liabilities used net cash of approximately $13.7 million, which primarily included a $18.9 million increase in accounts receivable and a $2.1 million increase in prepaid expenses and other assets, partially offset by a net $7.3 million increase in accounts payable, accrued expenses, tax payable, inventories, related party payables and deferred revenues.

The cash used in operating activities was $2.5 million for the year ended December 31, 2011. Net loss, adjusted for non-cash expenses and income, provided cash of approximately $1.3 million. Net changes in operating assets and liabilities used net cash of approximately $3.9 million, which primarily included a $3.6 million increase in accounts receivable and a $0.6 million increase in prepaid expenses and other assets, partially offset by a $0.3 million increase in accounts payable, accrued expenses, tax payable, related party payables, inventories and deferred revenues.

Investing Activities

The cash used in investing activities was approximately $8.3 million for the year ended December 31, 2012, compared to $0.8 million for the year ended December 31, 2011. The increase in cash used in investing activities was primarily attributable to higher purchases of property and equipment of $5.9 million as compared to the prior year of $0.8 million. In addition, the cash used in business acquisitions was $2.2 million during 2012 as compared to the prior year of $0.2 million. In 2012, we acquired South Hampton Community Hospital in Dallas, Texas in December 2012, which we believe provides us a growth opportunity in a new market, where we can leverage the established market presence of South Hampton Community Hospital and our expertise to expand services and pursue other initiatives that we believe will result in attractive growth. Additionally, we acquired Baytown Endoscopy Center, LLC, Diagnostic Imaging and Physical Therapy Center, Kingwood Diagnostic and Rehabilitation Center, Robert Horry Center for Sports and Physical Rehabilitation, Baytown Sleep Evaluation Center and Baytown Diagnostic Imaging Center.

Financing Activities

The cash provided by financing activities was approximately $0.7 million for the year ended December 31, 2012, compared to cash provided of $1.6 million for the year ended December 31, 2011. The decrease over the prior year was primarily due to an increase in payments on short-term notes payable and capital lease obligations in 2012.

As of December 31, 2012, we had a negative working capital of approximately $41.8 million compared to a negative of approximately $58.5 million as of December 31, 2011. This increase in liquidity is primarily due to higher payments on short-term notes payable and higher accounts receivable.

Effective April 30, 2012, we completed a private placement transaction for the purchase of 35,950,000 shares of our Common Stock at a price of $0.14 per share from a group of accredited investors, resulting in net proceeds of approximately $5.0 million. The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 Rule 506 of Regulation D thereunder.

Effective May 2, 2012, we also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of our Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). During 2012, total greenshoe exercises aggregated $800,000. Each Preferred Share was initially convertible into approximately 4,545 shares of our common Stock (the “Conversion Shares”) and each warrant was initially exercisable for up to approximately 4,545 shares of our Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. We used these proceeds to pay tax payments and retired certain outstanding loan balances. The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 2, 2012. If funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On November 1, 2012, the Board declared and paid a quarterly cash dividend of $82,955. At December 31, 2012, we accrued $46,921 of dividend.

On September 28, 2012, we entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. Substantially all of the assets of the Hospital Segment and the Support Services Segment are pledged as collateral under the Revolving Credit Facility. We used the Revolving Credit Facility to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, all as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. The weighted average interest rate on outstanding borrowings and the average daily borrowings from September 28 to December 31, 2012 under the Revolving Credit Facility were 4.5% and $1.6 million, respectively. The total outstanding borrowings under the Revolving Credit Facility was $12.6 million as of December 31, 2012. Excess borrowing availability under the Revolving Credit Facility at December 31, 2012 was $2.4 million.

Inflation

The healthcare industry is labor-intensive. Wages and other expenses increase during periods of inflation and when labor shortages in marketplaces occur. Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for acute hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited. Accordingly, inflationary pressures could have a material adverse effect on our results of operations.

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

Revenue Recognition

We recognize revenues in the period in which services are performed. We derive a significant portion of our revenues from the hospital segment. Accordingly, the revenues reported in our Consolidated Statements of Operations are recorded at the net amount expected to be received.

We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using its established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount it estimates it will actually realize for the service rendered based upon previously agreed to rates with a payor. Such estimated contractual allowances are based primarily upon historical collection rates for various payers, and assumes consistency with regard to patients discharged in similar time periods for the same payor classes. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies and patients.

The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts estimate and recorded. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at December 31, 2012 from its estimated reimbursement percentage, net revenues for the year ended December 31, 2012 and 2011 would have changed by approximately $4.5 million and $2.7 million, and net accounts receivable at December 31, 2012 and 2011 would have changed by approximately $0.9 million and $0.4 million, respectively. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments, and we report them in the periods that such adjustments become known.

Revenues related to our hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Gross patient service revenues	$484,367,882	$282,823,360
Less estimated contractual adjustments and discounts	(372,183,344)	(214,520,741)

Revenues before provision for doubtful accounts	$112,184,538	$68,302,619
Provision for doubtful accounts	(10,384,706)	(1,332,434)

Net patient service revenues	$101,799,832	$66,970,185

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

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	December 31,
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$76,356,655	75.0%	$39,478,914	58.9%
Government-related programs	33,638,496	33.0	25,067,061	37.4
Self-pay patients	2,189,387	2.2	3,756,644	5.7

Revenues before provision for doubtful accounts	112,184,538	110.2	68,302,619	102.0
Provision for doubtful accounts	(10,384,706)	(10.2)	(1,332,434)	(2.0)

Net patitent service revenue less provision for doubtful accounts	$101,799,832	100.0%	$66,970,185	100.0%

(1)	Percentages may not foot due to rounding.

Allowance for Doubtful Accounts and Provision for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At December 31, 2012 and 2011, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 1.9% and 6.8% of our accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables. The allowance for doubtful accounts was $21,422,475 and $7,070,327 as of December 31, 2012 and 2011, respectively.

Our allowance for doubtful accounts for self-pay patients increased to 96% of self-pay accounts receivable at December 31, 2012 from 89% of self-pay accounts receivable at December 31, 2011. This resulted in a self-pay provision for doubtful accounts of $7,872,198 for 2012 compared to a self-pay provision for doubtful accounts of $1,332,434 for 2011, an increase of $6,539,764. The allowance for doubtful accounts for third-party payers was $842,116 as of December 31, 2012. We did not record an allowance for doubtful accounts for third-party payers for the year ending December 31, 2011. The increase in self-pay and third-party payer provision for doubtful accounts is a result of the Company’s 59% increase in revenues for 2012 as compared to 2011 as well as negative collection trends in the economy. We recognized an additional allowance for doubtful accounts of $5,637,833 in recording the acquisition of South Hampton Community Hospital Complex on December 14, 2012.

	Aging by Payor Mix
	Percentage of Accounts Receivable at December 31, 2012
	0- 90 Days	91-180 Days	Over 180 Days
Commercial and managed care providers	67.2%	5.4%	2.0%
Government-related programs	21.1%	1.8%	0.6%
Self-pay	0.9%	0.6%	0.4%

Total	89.2%	7.8%	3.0%

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

Accounts receivable are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of December 31, 2012 and 2011 consists of the following:

	December 31,
	2012	2011
Commercial and managed care providers	74.6%	62.6%
Government-related programs	23.5%	30.6%
Self-pay patients	1.9%	6.8%

Total	100.0%	100.0%

We verify each patient’s insurance coverage as early as possible before a scheduled admission or procedure with respect to eligibility, benefits, and authorization/pre-certification requirements in order to notify patients of the amounts for which they will be responsible. We attempt to verify insurance coverage within a reasonable amount of time for all emergency room visits and urgent admissions in compliance with the Emergency Medical Treatment and Active Labor Act. We do not pursue collection of amounts related to patients who meet our guidelines to qualify as charity care.

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

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows, unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited. No such impairment was identified at December 31, 2012 and 2011. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Based on the weight of available evidence, we determine whether it is not more likely than not our deferred tax assets will be realized in the near term future. Based on this determination, we have provided a significant valuation allowance on net deferred tax assets as of December 31, 2012 and a full valuation allowance on net deferred tax assets as of December 31, 2011. If circumstances change and we determine in the future that it is more likely than not that our deferred tax assets will be realized in the near term future, a reversal of a portion or all of the valuation allowance will be required, which could result in a significant reduction in future income tax expense.

Uncertain Tax Positions

We record and review our uncertain tax positions on a quarterly basis. Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated. While we believe that our reserves for uncertain tax positions are adequate, the settlement of any such exposures at amounts that differ from current reserves may require us to materially increase or decrease our reserves for uncertain tax positions.

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

Malpractice

We are covered by a claims-made general and professional liability insurance policy with a specified deductible per incident and excess coverage on a claims-made basis. Liability limits related to this policy in 2013 and 2012 is $1,000,000 per occurrence and $3,000,000 in aggregate. We have also purchased additional umbrella insurance coverage with an aggregate limit of $5,000,000. We use a third-party administrator to review and analyze incidents that may result in a claim against us. In conjunction with the third-party administrator, incidents are assigned reserve amounts for the ultimate liability that may result from an asserted claim. Accrued professional claims are included in accounts payable and accrued expenses on the balance sheet and in management’s opinion provide an adequate reserve for loss contingencies.

Various claims and assertions have been made against us in its normal course of providing services. In addition, other claims may be asserted arising from services provided to patients in the past. In the opinion of management, adequate provision has been made for losses which may occur from such asserted and unasserted claims that are not covered by liability insurance.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. We recorded goodwill in conjunction with our 2012 and 2011 acquisitions and allocated it to each reporting unit. We had goodwill totaling $39.3 million at December 31, 2012 and $22.2 million at December 31, 2011. As required, we perform goodwill impairment test at least annually or more frequently if there is an indication of impairment. We performed our annual goodwill impairment test in June 2012 for our segments.

Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of our reporting units with their carrying values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill by performing a hypothetical purchase price allocation on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

The fair value of our reporting units is determined using an income approach. Several estimates and judgments are required in the application of this model. Our income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit. To arrive at our future cash flows, we use estimates of economic and market information, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates, and also cash needs and expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Estimates of fair value derived from the income approach are validated using the market approach, where reporting unit revenue and earnings multiples are compared with those from comparable publicly traded companies.

Several of the assumptions used in our discounted cash flow analysis are based upon our annual financial forecast. Our annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for growth rates for periods beyond the financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to conditions outside our control. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to goodwill associated with the applicable reporting unit.

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

Derivatives

We evaluate all financial instruments for freestanding and embedded derivatives. Warrants and conversion features related to preferred stock do not have readily determinable fair values and therefore require significant management judgment and estimation. We use a Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

Series C Preferred Stock

As more fully described in Note 12, we issued Series C Preferred Stock, which is classified in temporary equity in accordance with ASC 480-10-S99-3A on the Consolidated Balance Sheets. The Series C Preferred Stock has redeemable features which are not in our control and therefore should not be included in permanent equity. The Series C Preferred Stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of income as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. This pronouncement changes the presentation of our revenues on statements of income as well as requiring additional disclosures. We adopted ASU 2011-07 during the period ended March 31, 2012. All periods presented in this Form 10-K have been reclassified in accordance with ASU 2011-7.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”), which amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 for our 2012 impairment testing and the adoption has no impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this ASU for our 2013 impairment testing. We do not expect the adoption of this ASU to have a material impact, if any, on our consolidated financial condition, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11 which amended the “Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013, which corresponds to our first quarter beginning March 31, 2014. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria. We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We assessment identified certain material weaknesses which are set forth below:

•	The material weaknesses relate to inadequate accounting and compliance staffing, lack of consistent policies and procedures

•	Inadequate review and monitoring of controls, including our lack of an audit committee and analysis and application of complex accounting in accordance with US GAAP.

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

Executive Officers, Directors and Significant Employees of the Registrant

Name	Age	Position
Hassan Chahadeh, M.D.	51	Chairman, Chief Executive Officer and Director
Michael L. Griffin	50	Chief Financial Officer, Controller and Director
Donald W. Sapaugh	53	President and Director
Edward T. Laborde, Jr.	48	General Counsel, Secretary and Director
Kris Trent	42	Chief Accounting Officer
Robert A. Turner	42	Chief Executive Officer of University General Hospital
Harmonee Vice	48	Chief Operating Officer of University General Hospital

Hassan Chahadeh, M.D has been Chairman, Chief Executive Officer and Director of the Company since April 1, 2011. Dr. Chahadeh was one of the founders of the Company. As Managing General Partner & Founder of University General Hospital, from August 2005 to March 2011, he has been intimately involved in the initial design, development and operational restructuring of the hospital. Being a practicing physician he is acutely aware of the prerequisites to successfully attract and retain loyal and productive physicians to a regional health care network. Dr. Chahadeh received his medical degree at Damascus University in Syria. He studied general surgery and anesthesiology at Baylor College of Medicine in Houston. In addition to the general residencies, Dr. Chahadeh also achieved certifications in advanced microsurgery and cardiovascular anesthesia. Upon completion of his residencies, he pursued a fellowship in Pain Management at the University of Texas MD Anderson Cancer Center in Houston. He is Board Certified in Anesthesiology with added qualifications in pain management. As an experienced businessman, Dr. Chahadeh has a diverse background in the development and management of healthcare entities including ambulatory surgery, imaging and wound care centers and their associated real estate ventures.

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

Donald W. Sapaugh has been President and Director of the Company since June 28, 2011. From January 2000 to June 2011 he served as the Founder, President and Chief Executive Officer of TrinityCare Senior Living. Mr. Sapaugh has over 30 years of healthcare experience. In 1996, he founded PremierCare, a company devoted to seniors to avoid costly inpatient hospitalization, and provided management services with over ten hospitals in six states. Mr. Sapaugh served as the Chief Executive Officer of Rapha Treatment Centers from May 1986 to May 1996. Mr. Sapaugh served in various financial management positions and as a Chief Financial Officer in five different general acute care and psychiatric hospitals from 1978 until 1986. Mr. Sapaugh has an extensive background in development, acquisitions, and mergers. He also has public company experience where he served as Chairman and Chief Executive Officer, as well as a consultant and board member to many public companies.

Edward T. Laborde, Jr. joined the Company in January 2011 as General Counsel, Secretary and Director. From 2004 to 2011, Mr. Laborde served as a Shareholder in the Corporate Securities and Finance Practice Group of the Houston office of Winstead PC. Mr. Laborde is an experienced corporate, securities and finance attorney working in a variety of industries, including the development of health care facilities. He served as lawyer in the Corporate Securities Practice Group of Houston based Chamberlain Hrdlicka from 1993 to 2004, and was made a Shareholder of Chamberlain Hrdlicka in January 2000. His experience includes acting as outside counsel to the developers of the Company and other healthcare and healthcare real estate development projects on a national scale. Areas under Mr. Laborde’s oversight and supervision in his healthcare practice have included real estate development and construction, leasing and lease financing, physician syndication and private placements, vendor and payor contracting, bank and lease financings, tax planning, government relations, and administrative proceedings. Prior to attending law school, Mr. Laborde was a corporate insurance broker representing Fortune 500 corporations in the placement of multi-layered property and casualty insurance programs. Mr. Laborde received his law degree from Tulane Law School and his undergraduate degree from Georgetown University.

Kris Trent joined the Company in May 2013 as Chief Accounting Officer. Ms. Trent oversees the Company’s accounting, internal and external financial reporting, tax, financial planning and analysis. Ms. Trent was previously a Partner with one of America’s “Big Four” audit, tax and advisory services firms where she was employed from January 1997 until April 2013. During her tenure, she served as the audit engagement partner on several public multinationals as well as the lead audit partner on several other multinational private companies. Her responsibilities included auditing, evaluating accounting implications throughout all phases of the audit, and ensuring that the companies complied with SOX 404 requirements.

Robert A. Turner joined the Company April 2013 as Chief Executive Officer of University General Hospital where he oversees all aspects of the hospital operations. From 2009 to 2013, Mr. Turner served as Chief Executive Officer and in various leadership positions at Select Specialty Hospital, a division of Selective Medical Holdings Corporation. From 2004 to 2009, he served as Chief Operating Officers and Director of Post-Acute Operations of Performance Based Healthcare Solutions. His experience in healthcare industry includes managing expenses, improving collections and building teams to achieve improved operational efficiency, extraordinary patient outcomes and increased cash flow.

Harmonee Vice joined the Company in January 2007 as Director of Human Resources of University General Hospital and was subsequently promoted to Director of Operations in May 2008. In January 2009, Ms. Vice was promoted to Chief Operating Officer of the hospital. In this role Ms. Vice coordinates the overall business operations. Ms. Vice is responsible for helping the hospital meet its strategic goals, implementing new service lines, strengthening the internal accountability systems, overseeing effective management and fiscal viability of the hospital departments. She has hands on experience in recruitment of physicians and professional staff focusing on high quality healthcare and service excellence. Ms. Vice has been responsible for numerous hospital departments including Human Resources, Risk Management, Quality, Marketing, Physician Relations, Laboratory and Imaging with over 15 years healthcare experience and has held a variety of positions within the HCA Holdings, Inc. and Hospital Partners of America Inc.

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

Presently, Dr. Chahadeh, Mr. Griffin, Mr. Sapaugh and Mr. Laborde are the directors of the Company. They possess many of the skills and experience needed for our business. They are experienced in the healthcare industry for many years. The board plans to eventually increase its membership to include independent directors with skills and experience complementary to our board of directors.

Board Leadership Structure and Role in Risk Oversight

Dr. Chahadeh is our chairman and Chief Executive Officer. The board’s role in the risk oversight of the Company includes, among other things:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing and approving all proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•

meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter, independence letter and other material written communications between the independent auditors and management.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

Meetings of Our Board of Directors

Our Board of Directors held fourteen (14) meetings during the year ended December 31, 2012.

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

Director Compensation

We did not compensate our directors for board services for the year 2012. However, in the future, we intend to implement a market-based director compensation program.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services rendered in all capacities to UHGS and its subsidiaries for the years ended December 31, 2012 and 2011 for our Chairman and Chief Executive Officer and our most highly compensated executive officers.

Named and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Hassan Chahadeh, M.D.	2012	551,947	(1)	—	—	—	—	—	—		551,947
Chairman, Chief Executive Officer	2011	333,231	(2)	—	—	—	—	—	—		333,231
Michael L. Griffin	2012	551,947	(3)	—	—	—	—	—	—		551,947
Chief Financial Officer and Director	2011	333,231	(4)	—	—	—	—	—	—		333,231
Donald W. Sapaugh	2012	456,000		—	—	—	—	—	—		456,000
President and Director	2011	157,846	(5)	—	—	—	—	—	—		157,846
Edward T. Laborde, Jr.	2012	456,000		—	—	—	—	—	—		456,000
General Counsel, Secretary and Director	2011	429,691	(6)	30,000							459,691
Kelly Riedel (7)	2012	456,144		—	—	—	—	—	14,035	(8)	470,179
Executive Vice President of Operations	2011	454,754		—	—	—	—	—	63,152	(8)	517,906

(1)	In April, 2012, Dr. Chahadeh’s base salary was increased from $456,000 to $600,000.
(2)	Dr. Chahadeh joined the Company on April 1, 2012 at a base salary of $456,000.
(3)	In April, 2012, Mr. Griffin’s base salary was increased from $456,000 to $600,000.
(4)	Mr. Griffin joined the Company on April 1, 2011 at a base salary of $456,000.
(5)	On June 28, 2011, the Board of Directors of the Company appointed Mr. Sapaugh as the President and Director of the Company. Mr. Sapaugh commenced employment with the Company on September 1, 2011 at a base salary of $456,000.
(6)	In consideration for his decision to accept employment with the Company on January 14, 2011, Mr. Laborde received a lump-sum payment of $30,000 and his base salary of $456,000.
(7)	In September 2011, Mr. Riedel was appointed Executive Vice President of Operations of the Company. He served as the Chief Executive Officer of University General Hospital in 2010. Mr. Riedel passed away on October 2, 2013.
(8)	Amount represents a payment of paid-time off obligations.

Employment Agreements

We have entered into employment agreements with the following Named Executive Officers (the “Executive Employment Agreements”):

•	Hassan Chahadeh, our Chairman and Chief Executive Officer, effective on April 1, 2012,

•	Michael L. Griffin, our Chief Financial Officer and Director, effective on April 1, 2012,

•	Donald W. Sapaugh, our President and Director, effective on September 1, 2011, and

•	Edward T. Laborde, Jr., our Secretary, General Counsel and Director, effective on January 14, 2011.

The Executive Employment Agreements establish the duties and compensation of these Named Executive Officers and provide for their continued employment with us. The following information reflects the material terms of each of the Executive Employment Agreements (as defined in the respective Executive Employment Agreements).

The Company’s executive officers, including these Named Executive Officers, are employees of the Company’s wholly-owned subsidiary, UGHS Management Services, Inc.

Term. The Executive Employment Agreements provide for an initial term of three (3) years with renewal on each anniversary thereafter for an additional one-year term unless there is an affirmative decision not to renew the contract by us or by Executive.

Base Salary and Benefits. The Executive Employment Agreements provide each Executive with an annual base salary of $456,000 for the first calendar year or portion thereof. In each subsequent calendar year during the term of the agreements, we shall pay to each Executive an annual base salary determined by the Board of Directors following its annual salary performance review. In April 2012, the annual base salaries of Dr. Chahadeh and Mr. Griffin were increased from $456,000 to $600,000. During the term of employment of each Executive hereunder, each Executive shall participate in all employee benefit plans sponsored by us for our executive employees, including but not limited to sick leave and disability leave, Executive and Executive’s dependents under our health insurance plan and dental insurance and pension and/or profit sharing plans; provided, the nature, amount and limitations of such plans shall be determined from time to time by the Board of Directors. The agreements also provide for Executive’s participation in any and all retirement and employee benefit plans maintained by us on behalf of our employees, as well as fringe benefits normally associated with Executive’s position with us or made available to all other employees.

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

If at any time during the term of Executive’s employment hereunder, Executive is unable, due to physical or mental disability, to perform effectively Executive’s duties hereunder, we shall continue payment of base salary as during the first 3 month period of such disability to the extent not covered by our disability insurance policies. Upon the expiration of such 3 month period, UGHS, at its sole option, may continue payment of Executive’s salary for such additional periods as we elect, or may terminate Employee’s employment hereunder without any further compensation obligations to Executive hereunder. If Executive should die during the term of Executive’s employment hereunder, Executive’s employment and our obligations hereunder for compensation payments shall terminate as of the end of the month in which Executive’s death occurs.

Covenant Not to Compete. The following information reflects the material terms of each of the Executive Employment Agreements except that of Mr. Laborde.

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

(c) Executive acknowledges that the limitations set forth herein on Executive’s rights to compete with us and our Affiliates are reasonable and necessary for the protection of us and our Affiliates. In this regard, Executive specifically agrees that the limitations as to period of time and geographic area, as well as all other restrictions on Executive’s activities specified herein, are reasonable and necessary for the protection of us and our Affiliates. In particular, Executive acknowledges that the parties anticipate that Executive will be actively seeking markets for the products and services of us and our Affiliates throughout the United States during Executive’s employment with us.

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

Change in Control.

If a Change of Control (as defined below) occurs and if during the Protected Period (as defined below) Executive’s employment is terminated or not renewed, whether by us or by Executive, then we shall promptly pay or otherwise provide to Executive the benefits set forth below:

(i) An amount equal to Executive’s Annual Base Salary then in effect, payable in a single lump sum within 30 days of such termination; and

(ii) An amount equal to the product of (A) the maximum monthly premium payment that may be charged to continue coverage for Executive and Executive’s dependents under our health insurance plan under COBRA and under all life insurance and disability policies provided by us for Executive, multiplied by (B) 12 months (payable over such period). Any unpaid amount under this clause (ii) will cease if Executive obtains substantially similar coverage under new employment.

Gross-Up Payments. If any payment to the Named Executive Officer due to a Change in Control subjects the Executive to any excise tax, we will pay to the Executive a gross-up payment to compensate the Executive for the amount of the excise tax.

Defined Terms. Definitions for some of the terms used in this discussion in the order they are first used areas below:

“Cause” when used in connection with the termination of employment with the Company, means the termination of Employee’s employment by the Company by reason of (i) the conviction of Employee of a crime involving moral turpitude by a court of competent jurisdiction; (ii) the proven commission by Employee of an act of fraud upon the Company; (iii) the willful and proven misappropriation of any funds or property of the Company by Employee; (iv) the willful, continued and unreasonable failure by Employee to perform material duties assigned to Employee after reasonable written notice and opportunity to cure such performance has been given by the Company; (v) the knowing engagement by Employee in any direct, material conflict of interest with the Company without compliance with the Company’s conflict of interest policy, if any then in effect; (vi) the knowing engagement by Employee, without the approval of the General Partner of the Company, in any activity which would result in a material injury to the Company or any of its Affiliates; or (vii) the knowing engagement in any activity which would constitute a material violation of the provisions of the Company’s Insider Trading Policy or Business Ethics Policy, if any, then in effect.

“Good Reason” means the occurrence of any of the following events:

(a) Employee is assigned duties, taken as a whole, that are materially inconsistent with, or materially diminished from, Employee’s positions, duties, responsibilities and status with the Company immediately prior to such action, or Employee’s status,’ reporting responsibilities, titles or offices are materially diminished from those in effect immediately prior to such action, or Employee’s duties and responsibilities are materially increased without a corresponding reasonable increase in the Employee’s compensation (provided that in the case of such a change within a Protected Period, such increase must be satisfactory to the Employee in Employee’s sole reasonable judgment), except in each case in connection with the termination of Employee’s employment by the Company for Cause or on account of disability, or as a result of the Employee’s death, or by the Employee for other than Good Reason; provided, however, that, Good Reason shall not be triggered under this subsection (a) by an immaterial action not taken in bad faith or by an action that is remedied by the Company promptly after receipt of written notice from Employee; or

(b) Employee’s Annual Base Salary is reduced (i) within a Protected Period, from that in effect immediately prior to the commencement of a Protected Period or as the same may be increased from time to time thereafter, or (ii) other than within a Protected Period, from that which was in effect prior to such action unless such reduction is part of a general reduction in compensation within the officer ranks due to economic or company-wide considerations; or

(c) The Company (i) within a Protected Period, fails to continue in effect any benefit or compensation plan, including, but not limited to, the annual bonus plan, qualified retirement plan, executive life insurance plan and/or health and accident plan, in which Employee is participating immediately prior to the commencement of the Protected Period, or plans providing, in the sole reasonable judgment of Employee, Employee with substantially similar benefits, or the Company takes any action that would adversely affect Employee’s participation in or reduce Employee’s benefits under any of such plans (excluding any such action by the Company that is required by law), or (ii) other than within a Protected Period, takes any action to materially reduce or eliminate Employee’s participation in the Company’s benefit or compensation plans unless such reduction or elimination is part of a general reduction in benefits within the officer ranks due to economic or company-wide considerations; or

(d) The Company requires the Employee to take any action that Employee reasonably concludes would violate or conflict ethical rules governing attorney conduct or other applicable law; or

(e) The Company requires Employee at any time to relocate more than 50 miles from Houston, Texas; or

(f) The amendment, modification or repeal of any provision of the Certificate of Formation of the Company, the Partnership Agreement or any other governing document of the Company that was in effect immediately prior to the commencement of a Protected Period, if such amendment, modification or repeal would materially adversely affect Employee’s rights to indemnification by the Company; or

(g) The Company shall violate or breach any obligation of the Company (regardless whether such obligation be set forth in the Partnership Agreement and/or in this Agreement or any other separate agreement entered into between the Company and Employee) to indemnify Employee against any claim, loss, expense or liability sustained or incurred by Employee by reason, in whole or in part, of the fact that Employee is or was an officer or director of the Company; or

(h) The Company shall violate or breach any other material obligation of the Company owing to Employee relating to Employee’s employment with the Company, provided that in the event of a violation or breach that is reasonably subject to being cured by the Company, Good Reason shall only occur if the Company shall fail or refuse to commence a cure within 15 days after written notice thereof is given by Employee to the Company or shall thereafter fail to diligently prosecute such cure to completion; or

(i) The Company shall fail to keep in force, for the benefit of Employee, directors’ and officers’ insurance policy with coverage amounts and scope at least equal to the coverage amounts in effect on the date hereof; or

(j) The Company shall fail to obtain from a successor (including a successor to a material portion of the business or assets of the Company) a satisfactory assumption in writing of the Company’s obligations under this Agreement; or

(k) The Company shall fail to provide Employee with office space, related facilities and support personnel (including, but not limited to, administrative and secretarial assistance) that are both commensurate with the Employee’s position and Employee’s responsibilities to and position with the Company and not materially dissimilar to the office space, related facilities and support personnel provided to other executive officers of the Company; or

(l) The Company notifies Employee of the Company’s intention not to observe or perform one or more of the material obligations of the Company under this Agreement.

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

Equity Compensation Plan Information

We currently do not have any equity compensation plans; however we are currently considering the implementation of an equity compensation plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or entity known by us to be the beneficial owner of more than five percent (5.0%) of our outstanding common stock (ii) each director, (iii) each of our Named Executive Officers and (iv) all executive officers and significant employees as a group as of September 3, 2013.

Name and Address *	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Hassan Chahadeh	Common Stock	47,796,732	12.7	%(1)
Felix Spiegel, M.D.	Common Stock	33,977,676	9.1	%(2)
Michael L. Griffin	Common Stock	4,656,687	1.2%
Donald W. Sapaugh	Common Stock	7,923,412	2.1%
Edward T. Laborde, Jr.	Common Stock	3,204,000	0.9%
All executive officers and significant employees as a group (8 persons)	Common Stock	84,199,808	22.4	%(3)

*	The address of each beneficial owner, unless otherwise noted, is c/o University General Health System, Inc., 7501 fanning Street, Houston, Texas 77054.
(1)	The information is based on the Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011 by the Company and by the reporting person’s Form 5 reporting on beneficial ownership as of February 15, 2013.
(2)	The information is based on the Schedule 13G/A filed with the SEC on March 28, 2011 by the Company reporting on beneficial ownership as of March 29, 2013. The address of the beneficial owner, unless otherwise noted, is Yorktown Plaza, 5373 West Alabama, Suite 121, Houston, Texas 77056. According to the filing, the reporting person has sole voting power with respect to 33,977,676 shares and sole investment power with respect to 33,977,676.
(3)	Percentage ownership of executive officer and significant employees is based on 375,088,330 as of September 3, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 9 to Consolidated Financial Statements Related Party Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and expected to be billed by our independent registered public accounting firms and auditors for professional services rendered to us for the years ended December 31, 2012 and 2011 were as follows:

Description of Professional Service	Amount Billed
	2012		2011
Audit Fees are fees for (i) the audit of our annual financial statements, (ii) review of financial statements in our quarterly reports on Form 10-Qs, (iii) the audit of the effectiveness of our internal control over financial reporting, and (iv) for services that are provided by the independent registered public accounting firm in connection with statutory and regulatory filings.	$556,667	(1)	$233,239
Audit-Related Fees are for professional services rendered in connection with the application of financial accounting and reporting standards, as well as acquisition related matters. Indicates fees and reimbursable expenses for due diligence related to an acquisition.	$—		$—
Tax Fees are fees for compliance, tax advice, and tax planning.	$—		$—
All Other Fees are fees for any service not included in the first three categories. Indicates fees for services related to the audit of our 401(k) benefit plan.	$—		$—

(1)	On December 29, 2012, we, at the direction of the Board of Directors, dismissed Moss, Krusick & Associates, LLC (“MKA”) as our independent registered public accounting firm, effective December 29, 2012. MKA had served as our independent registered public accounting firm since March 9, 2011 and effective June 15, 2011 was approved by the Board to audit our consolidated financial statements for the year ended December 31, 2011. Effective December 29, 2012, the Company’s Board approved the engagement of Crowe Horwath LLP (“Crowe”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2012. The total fees billed by Crowe for 2012 was $1,100,000. On May 31, 2013, the Board dismissed Crowe, and on June 3, 2013 engaged MKA as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2012.

There were no fees billed by our current or predecessor principle accountant in either 2012 or 2011 for Audit-Related Fees, Tax Fees or All Other Fees. These services were performed by separate outside accounting firms.

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Financial Statements:

See “Index to Consolidated Financial Statements of University General Health System, Inc.” on page F-1, the Reports of Independent Registered Public Accounting Firms on page F-2 and F-3, and the Financial Statements on pages F-4 to F-49, of this Form 10-K, all of which are incorporated herein by reference.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-4 to F-49, which are incorporated herein by reference.

3.	Exhibits Index:

The following documents are the exhibits to this Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit. Number	Description

2.1	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Pearland is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.2	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Port Lavaca is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.3	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Knoxville is incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.4	Purchase and Sale Agreement dated June 28, 2011 for the acquisition of TrinityCare is incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.5	Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Billing is incorporated by reference as Exhibit 2.5 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.6	Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Coding is incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

3.1	Restated Articles of Incorporation of University General Health System, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

3.2	By-Laws of University General Health System, Inc. is incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 (Commission File No. 333-140567) filed on February 9, 2007.

4.1	Form of Common Stock Certificate of University General Health System, Inc. is incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

4.2	Form of Common Stock Warrant of University General Health System, Inc. is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on May 2, 2012.

4.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Variable Rate Convertible Preferred Stock is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on May 2, 2012.

4.4	Form of MidCap Warrant is incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on November 14, 2012.

4.5	Form of First Amendment to Warrants by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on January 4, 2013.

4.6	Form of Second Amendment to Warrants by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on January 4, 2013.

4.7	Form of Amendment to Certificate of Designation of Series C Preferred Stock by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on March 25, 2013.

10.1†	Form of Subscription Documents for private placement investors in limited partner units of University General Hospital, L.P. is incorporated by reference to Exhibit 10.1 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.2†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D. is incorporated by reference to Exhibit 10.3 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.3†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Felix Spiegel, M.D. is incorporated by reference to Exhibit 10.4 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.4†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel is incorporated by reference to Exhibit 10.5 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.5†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D is incorporated by reference to Exhibit 10.6 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.6†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Michael L. Griffin is incorporated by reference to Exhibit 10.7 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.7†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Edward T. Laborde, Jr. is incorporated by reference to Exhibit 10.8 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.8†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.9†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Rusty Shelton is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.10†	Termination of Management Agreement dated February 28, 2011 between University General Hospital, L.P. and Ascension Physician Solutions, LLC is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.11†	Employment Agreement between University General Health System, Inc. and Edward T. Laborde, Jr. dated January 14, 2011 is incorporated by reference to Exhibit 10.2 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.12†	Employment Agreement between University General Health System, Inc. and Donald W. Sapaugh dated September 1, 2011 is incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

10.13†	Employment Agreement between University General Health System, Inc. and Hassan Chahadeh dated April 1, 2012 is incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

10.14†	Employment Agreement between University General Health System, Inc. and Michael L. Griffin dated April 1, 2012 is incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

10.15	Form of Securities Purchase Agreement, dated April 30, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on May 2, 2012.

10.16	Form of Compromise Settlement Agreement and Release of Claims is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 16, 2012.

10.17	Form of Credit and Security Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on October 2, 2012.

10.18	Form of Amergy Loan Amendment is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on October 2, 2012.

10.19	Agreement of Loan dated October 5, 2006 between University General Hospital, L.P. and Felix Spiegel, M.D. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on November 14, 2012.

10.20	Agreement of Lease and Amendments between University General Hospital, L.P. and Cambridge Properties is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on November 14, 2012.

10.21	Earnest Money Contract dated as of November 29, 2012 between UGHS Dallas Hospitals, Inc. and Duane Rossman is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on December 4, 2012.

10.22	Form of Loan Agreement dated December 14, 2012 among UGHS Dallas Hospitals, Inc., as Borrower, and University General Health System, Inc., as Guarantor, and First National Bank, as Lender is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on December 20, 2012.

10.23*	Restated Lease dated March 10, 2005 between Dallas Southwest Osteopathic Physicians, Inc., as landlord, and Renaissance Hospital Dallas, Inc., as tenant, concerning the leasehold rights for a South Hampton Community Hospital in Dallas.

10.24*	Modification dated December 6, 2011 to Restated Lease dated March 10, 2005 between Dallas Southwest Osteopathic Physicians, Inc., as landlord, and Renaissance Hospital Dallas, Inc., to name Dufek Massif Hospital Corporation as tenant.

14	Code of Ethics for Senior Officers of University General Health System, Inc. is incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

21*	Subsidiaries of University General Health System, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS **	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Hassan Chahadeh	October 21, 2013
Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Michael L. Griffin	October 21, 2013
Michael L. Griffin
Chief Financial Officer/Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hassan Chahadeh	Chairman, Chief Executive Officer and Director	October 21, 2013
Hassan Chahadeh

/s/ Michael L. Griffin	Chief Financial Officer, Controller and Director	October 21, 2013
Michael L. Griffin

/s/ Donald W. Sapaugh	President and Director	October 21, 2013
Donald W. Sapaugh

/s/ Edward T. Laborde, Jr.	General Counsel, Secretary and Director	October 21, 2013
Edward T. Laborde, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF UNIVERSITY GENERAL HEALTH SYSTEM, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

University General Health System, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of University General Health System, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University General Health System, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and relative low levels of cash and cash equivalents. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on March 28, 2011, the Company was involved in a business combination accounted for as a reverse merger transaction in which it was the accounting acquiree.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

October 21, 2013

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,188,230	$538,018
Accounts receivable, less allowance for doubtful accounts of $21,422,475 and $7,070,327	20,941,005	10,913,361
Inventories	1,458,089	1,908,177
Receivables from related parties	—	658,764
Prepaid expenses and other assets	3,986,378	1,275,104
Current deferred taxes	1,729,150	—

Total Current Assets	29,302,852	15,293,424
Long-Term Assets
Property, equipment and leasehold improvements, net	96,965,889	66,437,316
Intangible assets, net	5,919,000	7,649,000
Deferred tax assets	659,405	—
Goodwill	39,271,829	22,199,874
Other non-current assets, net	2,721,587	2,922,308

Total Long-Term Assets	145,537,710	99,208,498

Total Assets	$174,840,562	$114,501,922

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$9,699,411	$11,874,720
Payables to related parties	2,133,053	2,493,088
Accrued expenses	11,938,589	7,516,940
Accrued acquisition cost	—	1,007,380
Taxes payable	1,610,836	4,171,826
Income tax payable	11,813,198	—
Deferred revenue	238,846	314,876
Lines of credit	—	8,451,025
Notes payable, current portion	26,089,305	28,982,331
Notes payable to related parties, current portion	1,853,380	2,798,783
Capital lease obligations, current portion	564,747	5,943,685
Capital lease obligations to related party, current portion	262,053	239,409
Derivative liability	4,897,053	—

Total Current Liabilities	71,100,471	73,794,063
Long-Term Liabilities
Lines of credit, less current portion	12,579,933	—
Notes payable, less current portion	46,947,860	8,459,474
Notes payable to related parties, less current portion	—	1,983,514
Capital lease obligations, less current portion	387,095	34,893
Capital lease obligations to related party, less current portion	30,541,396	30,803,450

Total Long-Term Liabilities	90,456,284	41,281,331

Total Liabilities	161,556,755	115,075,394
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,379 and 0 shares issued and outstanding, respectively ($1,000 stated value)	2,566,308	—
Shareholders’ Equity and (Deficit)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B—3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 343,459,294 and 283,440,226 shares issued and outstanding, respectively	343,459	283,440
Additional paid-in-capital	65,419,774	49,078,223
Shareholders’ receivables	(2,828,251)	(2,219,068)
Accumulated deficit	(57,186,915)	(53,049,030)

Total shareholders’ equity (deficit)	5,748,070	(5,906,432)
Noncontrolling interest	4,969,429	5,332,960

Total equity (deficit)	10,717,499	(573,472)

Total Liabilities and Shareholders’ Equity (Deficit)	$174,840,562	$114,501,922

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011
Revenues
Patient service revenues, net of contractual adjustments	$112,184,538	$68,302,619
Provision for doubtful accounts	(10,384,706)	(1,332,434)

Net patient service revenue less provision for doubful accounts	101,799,832	66,970,185
Senior living revenues	7,712,750	3,564,514
Support services revenues	2,501,449	465,639
Other revenues	1,209,227	174,211

Total revenues	113,223,258	71,174,549
Operating expenses
Salaries, wages and benefits	39,627,334	29,157,012
Medical supplies	16,194,606	13,202,829
Management fees (includes related party fees of $0 and $461,814, respectively)	—	5,346,456
General and administrative expenses (includes related party expenses of $1,921,501 and $5,944,441, respectively)	32,766,205	18,078,907
Gain on extinguishment of liabilities	(3,644,068)	(4,441,449)
Depreciation and amortization (includes related party expenses of $685,162 and $685,162, respectively)	9,215,713	7,336,710

Total operating expenses	94,159,790	68,680,465

Operating income	19,063,468	2,494,084
Other income (expense)
Interest expense, net of interest income of $85,000 and $67,068 (includes related party interest expense $2,289,287 and $2,513,922)	(6,111,582)	(4,938,603)
Other income (expense)	(381,026)	500,000
Direct investor expense	(6,853,356)	—
Change in fair market value of derivatives	(4,937,170)	—

Income (loss) before income tax	780,334	(1,944,519)
Income tax expense	4,564,195	443,862

Loss before noncontrolling interest	(3,783,861)	(2,388,381)
Net income (loss) attributable to noncontrolling interests	363,531	(182,814)

Net loss attributable to the Company	$(3,420,330)	$(2,571,195)

Less: Cash dividend-Convertible Preferred C Stock	(46,921)	—
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(512,190)	—

Net loss attributable to common shareholders	$(3,979,441)	$(2,571,195)

Basic and diluted loss per share data:
Basic loss per common share	$(0.01)	$(0.01)

Basic weighted average shares outstanding	311,995,342	254,401,405

Diluted loss per common share	$(0.01)	$(0.01)

Diluted weighted average shares outstanding	311,995,342	254,401,405

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,783,861)	$(2,388,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,215,713	7,336,710
Provision for doubtful accounts	10,384,706	1,332,434
Gain on sale of assets and other, net	(37,451)	(500,000)
Gain on extinguishment of liabilities	(3,644,068)	(4,441,449)
Deferred income tax benefits	(2,388,555)	—
Warrants issuance costs	392,609	—
Direct investor expense	6,853,356	—
Change in fair market value of derivatives	4,937,170	—
Net changes in operating assets and liabilities:
Accounts receivable	(18,869,744)	(3,567,069)
Related party receivables and payables	298,729	202,681
Inventories	484,349	(142,442)
Prepaid expenses and other assets	(2,108,971)	(587,189)
Accounts payable, accrued expenses and taxes payable	6,583,479	(77,842)
Deferred revenues	(76,030)	290,501

Net cash provided by (used in) operating activities	8,241,431	(2,542,046)

Cash flows from investing activities:
Additions and acquisitions to property, equipment and leasehold improvements	(5,850,056)	(831,107)
Business acquistions, net of cash acquired	(2,180,203)	211,910
Investments in unconsolidated affiliates	(249,493)	(187,323)

Net cash used in investing activities	(8,279,752)	(806,520)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	39,253,933	—
Payments of revolving credit facility borrowings	(26,674,000)	—
Distributions to noncontrolling interests	(172,762)	—
Redemption of common stock	—	(50,000)
Issuance of common stock	5,403,832	7,298,000
Issuance of preferred stock	3,794,669	—
Dividend paid on Preferred C Convertible Stock	(158,444)	—
Borrowings under notes payable	12,890,617	2,717,662
Payments on notes payable	(16,945,280)	(5,779,381)
Payments on debt issuance costs	(1,511,251)	(425,000)
Borrowings under notes payable to related party	34,976	3,944,633
Payments on notes payable to related party	(453,057)	(2,138,171)
Payments on capital leases	(6,084,266)	(3,835,837)
Payments on capital leases obligation to related party	(239,409)	(137,076)
Payments on line of credits	(8,451,025)	—

Net cash provided by financing activities	688,533	1,594,830

Net (decrease) increase in cash and cash equivalents	650,212	(1,753,736)
Cash and cash equivalents:
Beginning of period	538,018	2,291,754

End of period	$1,188,230	$538,018

Supplemental disclosures of cash flow information:
Interest paid	$6,194,924	$1,975,813
Income taxes paid	$385,966	$628,040
Supplemental noncash investing activities:
Property and equipment additions financed	$819,236	$—
Supplemental noncash financing activities:
Exchange of debt for common stock on February 2011	$—	$3,500,000
Issuance of common stock on February 2011	$—	$2,219,068
Issuance of common stock to affiliate for termination of service agreement	$—	$1,000,000
Transfer of accrued interest, account payables and capital lease obligation to debt obligation	$—	$5,177,912
Noncash consideration paid for acquisitions	$37,164,490	$26,337,192
Issuance of common stock in 2012	$1,237,682	$—
Transfer from related party and account payables to debt obligations	$2,510,836	$—
Issuance on conversions of preferred stock	$1,324,600	$—
Derivative ceases to exist	$7,702,031	$—
Dividend on Preferred C Convertible Stock	$46,921	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred		Common		Additional			Total
	Stock		Stock		Paid-in	Shareholders’	Accumulated	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)	Interest
Balance, December 31, 2010 (Restated)	3,000	$3	152,501,259	$152,501	$12,068,748	$—	$(50,311,832)	$(38,090,580)	$—
Net income (loss)	—	—	—	—	—	—	(2,571,195)	(2,571,195)	182,814
Redemption of common stock in January 2011			(173,632)	(174)	(49,826)	—	—	(50,000)	—
Issuance of common stock in February 2011	—	—	56,805,787	56,806	7,193,194	(152,000)	—	7,098,000	—
Issuance of common stock in February 2011	—	—	22,040,000	22,040	1,977,960	(2,067,068)	—	(67,068)	—
Exchange of debt for common stock in February 2011	—	—	40,600,587	40,601	3,459,399	—	—	3,500,000	—
Issuance of common stock to affiliate for termination of service agreement	—	—	11,600,000	11,600	988,400	—	—	1,000,000	—
Exchange for profit interest for common stock in February 2011	—	—	2,204,000	2,204	(2,204)	—	—	—	—
Effect of reverse merger	—	—	(31,158,670)	(31,159)	31,159	—	—	—	—
Issuance of common stock for acquisitions in June 2011	—	—	23,395,895	23,396	21,817,018	—	—	21,840,414	5,150,146
Issuance of common stock for acquisition in October 2011	—	—	625,000	625	199,375	—	—	200,000	—
Issuance of common stock for acquisition in December 2011	—	—	5,000,000	5,000	1,395,000	—	—	1,400,000	—
Acquisition, measurement period adjustment	—	—	—	—	—	—	(166,003)	(166,003)	—

Balance, December 31, 2011	3,000	$3	283,440,226	$283,440	49,078,223	$(2,219,068)	$(53,049,030)	$(5,906,432)	$5,332,960

Net loss	—	—	—	—	—	—	(3,420,330)	(3,420,330)	(363,531)
Distribution of noncontrolling interest	—	—	—	—	(172,762)	—	—	(172,762)	—
Accretion non-cash dividend convertible preferred stock	—	—	—	—	—	—	(512,190)	(512,190)	—
Accrued dividends for preferred stock	—	—	—	—	—	—	(46,921)	(46,921)	—
Accrued interest on shareholders’s receivable	—	—	—	—	—	(85,000)	—	(85,000)	—
Cash dividends for convertible preferred stock	—	—	—	—	—	—	(158,444)	(158,444)	—
Exchange for interest expense on promissory note for issuance of common stock in May 2012	—	—	2,000,000	2,000	518,000	—	—	520,000	—
Issuance of common stock for acquisition in July 2012	—	—	702,376	702	167,868	—	—	168,570	—
Issuance of common stock for acquisitions in June 2012	—	—	1,865,000	1,865	427,085	—	—	428,950	—
Issuance of common stock for acquisitions in November 2012	—	—	771,664	772	307,893	—	—	308,665	—
Issuance of common stock in April 2012	—	—	1,071,429	1,071	148,929	(150,000.00)	—	—	—
Issuance of common stock in April 2012	—	—	35,950,000	35,950	4,997,383	—	—	5,033,333	—
Issuance of common stock in August 2012	—	—	625,000	625	161,875	—	—	162,500	—
Issuance of common stock in December 2012	—	—	650,000	650	207,350	—	—	208,000	—
Issuance of common stock in October 2012	—	—	450,000	450	193,050	—	—	193,500	—
Issuance on conversions of preferred stock	—	—	6,518,701	6,519	1,318,081	—	—	1,324,600	—
Issuance on exercise of warrants	—	—	9,414,998	9,415	364,768	(374,183)	—	0	—
Derivative ceases to exist	—	—		—	7,702,031	—	—	7,702,031	—

Balance, December 31, 2012	3,000	$3	343,459,394	$343,459	65,419,774	$(2,828,251)	$(57,186,915)	$5,748,070	$4,969,429

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

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of SeaBridge by the UGH Partnerships and was treated as a recapitalization with the UGH Partnerships as the accounting acquirer. Accordingly, the 2011 financial statements have been prepared to give retroactive effect of the reverse acquisition completed on March 28, 2011 and represent the operations of UGH Partnerships.

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

In June 2011, the Company completed the acquisitions of the three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. The Company also acquired 51.0% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare”), a developer and manager of senior living communities. As the Company’s majority-owned subsidiary, TrinityCare continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Additionally, effective June 30, 2011, the Company acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC. On December 31, 2011, the Company completed the acquisition of Sybaris Group, LLC (“Sybaris”), a luxury hospitality service provider and facility management company. The acquisition of Sybaris allows the Company to grow more rapidly and leverage the scalability of its business model. In connection with the acquisition of Sybaris, the Company changed its Revenue Management operating segment name to Support Services, Inc. (“Support Services”) and additionally Sybaris changed its name to Sybaris Group, Inc. and is included in the Support Services operating segment. In 2012, the Company has completed several acquisitions that enhance its capabilities in existing markets and in new markets. The Company acquired South Hampton Community Hospital in Dallas, Texas in December 2012, which the Company believes will provide the Company growth opportunity in a new market. The Company can leverage the established market presence of South Hampton Community Hospital and its expertise to expand services and pursue other initiatives that will result in attractive growth. Additionally, the Company acquired Baytown Center, Diagnostic Imaging and Physical Therapy, Kingwood Diagnostic and Rehabilitation Center, Robert Horry Center for Sports and Physical Rehabilitation and Baytown Diagnostic Imaging and Sleep Evaluation Centers.

As of December 31, 2012, the Company conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Physician Services, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Autimis Coding, Inc. and Sybaris Group, Inc.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Reclassification

Certain reclassifications have been made to prior year’s financial statements to conform to the current year financial statement presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid financial instruments, which have original maturities of three months or less when purchased. Cash is deposited with commercial banks and may have deposits totaling amounts in excess of the federally insured limits from time to time.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk primarily include accounts receivable. The Company’s concentration of credit risk with respect to accounts receivable is high due to two payors comprising 44.9% of total accounts receivable, Aetna 19.1% and United Healthcare 25.8%. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2012 and 2011. The Company has a risk of incurring losses if such allowances are not adequate.

Accounts Receivable

Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs consist of Medicare and Medicaid. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of December 31, 2012 and 2011 consists of the following:

	December 31,
	2012	2011
Commercial and managed care providers	74.6%	62.6%
Government-related programs	23.5%	30.6%
Self-pay patients	1.9%	6.8%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $112,109,840 and $45,726,222, net of contractual adjustments of $70,298,242 and $27,909,614 as of December 31, 2012 and 2011, respectively. Additionally, the Company had other accounts receivable of $551,882 and $167,080 as of December 31, 2012 and 2011. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables.

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At December 31, 2012 and 2011, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 1.9% and 6.8% of our accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables. The allowance for doubtful accounts was $21,422,475 and $7,070,327 as of December 31, 2012 and 2011, respectively.

The Company’s allowance for doubtful accounts for self-pay patients increased to 96% of self-pay accounts receivable at December 31, 2012 from 89% of self-pay accounts receivable at December 31, 2011. This resulted in a self-pay provision for doubtful accounts of $7,872,198 for year 2012 compared to a self-pay provision for doubtful accounts of $1,332,434 for 2011, an increase of $6,539,764. The allowance for doubtful accounts for third-party payers was $842,116 as of December 31, 2012. The Company did not record an allowance for doubtful accounts for third-party payers for the year ending December 31, 2011. The increase in self-pay and third-party payer provision for doubtful accounts is a result of the Company’s 59% increase in revenues for year 2012 as compared to 2011 as well as negative collection trends in the economy. The Company recognized an additional allowance for doubtful accounts of $5,637,833 in recording the acquisition of South Hampton Community Hospital Complex on December 14, 2012.

Related Parties Receivables

Related parties receivables include employee receivables and expenses paid on behalf of affiliates, which management believes have minimal credit risk.

Inventories

Inventories consist of medical and pharmacy supplies which are valued at the lower of cost or market, using the first-in, first-out method.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Intangible Assets

As part of the acquisitions of and TrinityCare and Autimis on June 30, 2011, the Company acquired the rights to the developed software, customer relationships, tradename, and non-compete agreements which were identified as finite-lived intangible assets. During the second quarter of 2012, the Company received the final valuation studies for the acquisitions, and accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under Accounting Standards Codification (“ASC”) 805, Business Combinations. See Note 3- Acquisitions.

The fair value of customer relationship, tradename and non-compete agreements were capitalized as of the acquisition date and subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years. The Company recorded the developed software technology of Autimis as an allocation of purchase price based on the fair value. The software is amortized on a straight-line basis over the estimated 10 year life. The balance of the intangible asset, net of accumulated amortization of was $5,919,000 and $7,649,000 at December 31, 2012 and 2011, respectively. The amortization expense for intangible asset was $1,712,000 and $226,003 for the years ended December 31, 2012 and 2011, respectively.

Debt Issuance Costs

Debt issuance costs are accounted for as a deferred charge and are amortized on a straight-line basis over the terms of the related financing agreements. The balance of the debt issuance costs, net of accumulated amortization of $1,425,533 and $211,135, is $1,724,582 and $1,638,865 at December 31, 2012 and 2011, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows.

The Company evaluates its long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, the Company calculates the amount of an impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The estimates require the Company’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at its hospitals, depending on the circumstances.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Malpractice

The Company is covered by a claims-made general and professional liability insurance policy with a specified deductible per incident and excess coverage on a claims-made basis. Liability limits related to this policy in 2013 and 2012 is $1,000,000 per occurrence and $3,000,000 in aggregate. The Company has also purchase additional umbrella insurance coverage with an aggregate limit of $5,000,000. The Company uses a third-party administrator to review and analyze incidents that may result in a claim against the Company. In conjunction with the third-party administrator, incidents are assigned reserve amounts for the ultimate liability that may result from an asserted claim. Accrued professional claims are included in accounts payable and accrued expenses on the balance sheet and in management’s opinion provide an adequate reserve for loss contingencies.

Various claims and assertions have been made against the Company in its normal course of providing services. In addition, other claims may be asserted arising from services provided to patients in the past. In the opinion of management, adequate provision has been made for losses which may occur from such asserted and unasserted claims that are not covered by liability insurance.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. The Company recorded goodwill in conjunction with its 2012 and 2011 acquisitions and allocated amounts to each reporting unit. The Company had goodwill totaling $39,271,829 at December 31, 2012 and $22,199,874 at December 31, 2011. As required, the Company performs a goodwill impairment test at least annually or more frequently if there is an indication of impairment. The Company performed its annual goodwill impairment test in June 2012 for all of its identified reporting units.

Goodwill impairment is evaluated using a two-step process. The first step of the goodwill impairment test involves a comparison of the fair value of each of the reporting units with their carrying values. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of its goodwill by performing a hypothetical purchase price allocation on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount.

The fair value of the Company’s reporting units are determined using an income approach. Several estimates and judgments are required in the application of this model. The Company’s income approach estimates fair value by discounting each reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of each reporting unit. To arrive at its future cash flows, the Company uses estimates of economic and market information, including growth rates in revenues, costs, estimates of future expected changes in operating margins, tax rates, and also cash needs and expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Estimates of fair value derived from the income approach are validated using the market approach, where reporting unit revenue and earnings multiples are compared with those from comparable publicly traded companies.

Several of the assumptions used in the Company’s discounted cash flow analysis are based upon its annual financial forecast. The Company’s annual planning process takes into consideration many factors including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. Assumptions are also made for growth rates for periods beyond the financial forecast period. The Company’s estimates of fair value are sensitive to changes in all of these variables, certain of which relate to conditions outside its control. If any one of the above assumptions changes or fails to materialize, the resulting decline in its estimated fair value could result in an impairment charge to goodwill associated with the applicable reporting unit.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

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

At each balance sheet date, the Company assesses financial assets for impairment with any impairment recorded in the consolidated statement of operations. To assess loans and receivables for impairment, the Company evaluates the probability of collection of accounts receivable and records an allowance for doubtful accounts, which reduces loans and receivables to the amount management reasonably believes will be collected. In determining the amount of the allowance, the following factors are considered: the length of the time the receivable has been outstanding, specific knowledge of each customer’s financial condition and historical experience. The Company does not utilize financial derivatives or other contracts to manage commodity price risks. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritized the inputs into three broad levels:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

	December 31, 2012
		Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Other current liabilities:
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of Preferred C Shares	7,320,474	—	—	7,320,474
Issuance of Consulting Warrants	341,440	—	—	341,440
Derivatives cease to exist	(7,702,031)	—	—	(7,702,031)
Change in fair market value derivatives	4,937,170	—	—	4,937,170

Balance, December 31, 2012	$4,897,053	$—	$—	$4,897,053

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Derivatives

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

Series C Preferred Stock

As more fully described in Note 12, the Company issued Series C Preferred Stock, which is classified in temporary equity in accordance with ASC 480-10-S99-3A on the Consolidated Balance Sheets. The Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore should not be included in permanent equity. The Series C Preferred Stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. The Company’s diluted earnings per share calculation excludes approximately 6.3 million potential shares for the year ended December 31, 2012 due to their anti-dilutive effect.

The following table summarizes the components used to determine total diluted shares:

	December 31,
	2012	2011
Net loss attributable to common shareholders	$(3,420,330)	$(2,571,195)
Less: Cash dividend-Convertible Preferred C Stock	(46,921)	—
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(512,190)	—

Net loss attributable to common shareholders	$(3,979,441)	$(2,571,195)

Basic weighted average shares outstanding	311,995,342	254,401,405
Diluted weighted average shares outstanding	311,995,342	254,401,405
Earnings per share data:
Basic loss per common share	$(0.01)	$(0.01)
Diluted loss per common share	$(0.01)	$(0.01)

Revenue Recognition

The Company recognizes revenues in the period in which services are performed. The Company derives a significant portion of its revenues from the hospital segment. Accordingly, the revenues reported in the Company’s Consolidated Statements of Operations are recorded at the net amount expected to be received.

Hospital Segment

The Company recognizes net patient service revenues in the reporting period in which it performs the service based on its current billing rates (i.e., gross charges), less adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, managed care and other health plans). The Company records gross service charges in its accounting records on an accrual basis using its established rates for the type of service provided to the patient. The Company recognizes an estimated contractual allowance to reduce gross patient charges to the amount it estimates it will actually realize for the services rendered based upon previously agreed to rates with a payor. Such estimated contractual allowances are based primarily upon historical collection rates for various payers, and assumes consistency with regard to patients discharged in similar time periods for the same payor classes. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies and patients.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Gross patient service revenues	$484,367,882	$282,823,360
Less estimated contractual adjustments and discounts	(372,183,344)	(214,520,741)

Revenues before provision for doubtful accounts	$112,184,538	$68,302,619
Provision for doubtful accounts	(10,384,706)	(1,332,434)

Net patient service revenues	$101,799,832	$66,970,185

The hospitals have agreements with third-party payors that provide for payments to the hospitals at amounts different from its established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Allowances and discounts are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods. These allowance and discounts are related to the Medicare and Medicaid programs and managed care contracts.

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at December 31, 2012 from its estimated reimbursement percentage, net revenues for the year ended December 31, 2012 and 2011 would have changed by approximately $4.5 million and $2.7 million, and net accounts receivable at December 31, 2012 and 2011 would have changed by approximately $0.9 million and $0.4 million, respectively.

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

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	December 31,
	2012	Ratio	2011	Ratio
Commercial and managed care providers	$76,356,655	75.0%	$39,478,914	58.9%
Government-related programs	33,638,496	33.0	25,067,061	37.4
Self-pay patients	2,189,387	2.2	3,756,644	5.7

Revenues before provision for doubtful accounts	112,184,538	110.2	68,302,619	102.0
Provision for doubtful accounts	(10,384,706)	(10.2)	(1,332,434)	(2.0)

Net patitent service revenue less provision for doubtful accounts	$101,799,832	100.0%	$66,970,185	100.0%

(1)	Percentages may not foot due to rounding.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

Segment Information

The Company identified three reportable segments: Hospital (UGH LP, UGH GP, UGHS Services, UGHS Hospital, UGHS Management, UGHS Physician Services Inc., and UGHS Real Estate), Senior Living (UGHS Pearland, UGHS Port Lavaca, UGHS Knoxville and TrinityCare) and Support Services (UGHS Billing Inc., UGHS Coding Inc., and Sybaris Group, Inc.). The aggregation of operating segments into three reportable segments requires management to evaluate whether there are similar expected long-term economic characteristics for each operating segment, and is an area of significant judgment. If the expected long-term economic characteristics of the Company’s operating segments were to become dissimilar, then the Company could be required to re-evaluate the number of reportable segments.

Subsequent Events

The Company evaluates subsequent events through the date when financial statements are issued. The Company, which files reports with the Securities and Exchange Commission (“SEC”), considers its consolidated financial statements issued when they are widely distributed to users, such as upon filing of the financial statements on Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”), the SEC’s EDGAR.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP. The ASU does not extend the use of fair value or require additional fair value measurements, but rather provides explanations about how to measure fair value. ASU 2011-04 requires prospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-07”), which requires the provision for bad debts associated with patient service revenue to be separately displayed on the face of the statement of income as a component of net revenue. This standard also requires enhanced disclosure of significant changes in estimates related to patient bad debts. ASU 2011-07 requires retrospective application and will be effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. This pronouncement will change the presentation of the Company’s revenues on its statements of income as well as requiring additional disclosures. The Company adopted ASU 2011-07 during the period ended March 31, 2012. All periods presented in this Form 10-K have been reclassified in accordance with ASU 2011-7.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-08”), which amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 for its 2012 impairment testing and the adoption had no impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt this ASU for its 2013 impairment testing. It does not expect the adoption of this ASU to have a material impact, if any, on its consolidated financial condition, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11 which amended the “Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2013, which corresponds to its first quarter beginning March 31, 2014. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company does not expect the adoption of this ASU to have a material impact, if any, on its consolidated financial condition, results of operations or cash flows.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 2 — GOING CONCERN

The Company had a net loss attributable to the Company of $3,420,330 and net cash provided by operating activities of $8,241,431 for the year ended December 31, 2012 as compared to net cash used in operating activities by $2,542,046 for the analogous period of 2011. However, the Company had negative working capital of $41,797,619 as of December 31, 2012 as compared to $58,500,639 as of December 31, 2011, which is an improvement of $16,703,020. Cash and cash equivalents were $1,188,230 at December 31, 2012 as compared to $538,018 at December 31, 2011. The negative working capital and relative low levels of cash and cash equivalents amounts raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

Effective April 30, 2012 the Company completed a private placement transaction for the purchase of 35,950,000 shares of its Common Stock at a price of $0.14 per share from a group of accredited investors and institutions, resulting in net proceeds to the Company of approximately $5,000,000.

Effective May 2, 2012, the Company also completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of our Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). In addition, the total greenshoe exercises in 2012 were $800,000. Each Preferred Share initially convertible into approximately 4,545 shares of the Company common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company Common Stock (the “Warrants”). The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances.

On August 30, 2012, the Company completed the refinancing of mortgage notes of two UGHS senior living facilities, Trinity Hills and Trinity Shores. The Company refinanced with its existing lenders for an additional 18 months. The Company has engaged Lancaster Pollard Mortgage Company to refinance these two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years.

On September 28, 2012, the Company entered into a secured revolving credit facility with MidCap Financial, LLC (the “Revolving Credit Facility”) for a maximum principal amount at any time outstanding of up to $15,000,000 subject to a possible increase up to $25,000,000 and a secured term loan of $4,000,000. The Company accessed approximately $12,000,000 of the $15,000,000 available line of credit as of December 31, 2012 and available proceeds from the $4,000,000 term note. The Company used the proceeds to retire $9,000,000 of UGH’s and UHS’s outstanding indebtedness with Amegy Bank, pay the remaining payroll tax delinquencies of approximately $3,600,000 to the Internal Revenue Service and pay the $2,125,000 installment due September 28, 2012 for the settlement of UGH’s Equipment Lease with Regions Bank.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 3 — ACQUISITIONS

TrinityCare

On June 28, 2011, the Company agreed to acquire 100% of the assets and assumed certain of the liabilities of the UGHS Senior Living Facilities and separately agreed to acquire 51% of the ownership interests of TrinityCare Senior Living, LLC ( “TrinityCare Senior Living, LLC”). The acquisitions contemplated by these agreements were completed effective June 30, 2011 (the “Closing Date”). The UGHS Senior Living Facilities consist of three senior living communities, located in Texas and Tennessee. TrinityCare Senior Living, LLC is a developer of senior living communities and provides management services to the UGHS Senior Living Facilities as well as an assisted living community and two memory care greenhouses in Georgia. The UGHS Senior Living Facilities and TrinityCare Senior Living, LLC are sometimes referred to collectively as “TrinityCare.” The Company acquired TrinityCare to further its integrated regional diversified healthcare network. The Company has included the financial results of TrinityCare in the consolidated financial statements from the date of acquisition. TrinityCare is included in the Senior Living operating segment.

The total purchase price for the UGHS Senior Living Facilities was $17,898,735, consisting of: 1) $1,407,546 initial cash payable on August 30, 2011; 2) $2,815,089 in seller subordinated promissory notes payable over two years; and 3) the issuance by UGHS of 14,395,895 shares of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at $13,676,100. As of December 31, 2012, the Company has paid off its outstanding balance of the initial cash payable for the acquisitions.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.

During the second quarter of 2012, the Company received the final valuation report for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded a fair value adjustment of $10,800,564 to its property and equipment and revised other provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of long-term and intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to goodwill by $5,550,564 and other intangibles by $5,250,000.

The fair value of customer relationship, tradename and non-compete agreement was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

On June 30, 2011, separate and apart from the TrinityCare acquisitions, the Company through wholly-owned subsidiaries entered into Profit Participation Agreements (“Profit Agreements”) with one of the minority members (“Member”) of each of the Sellers of the UGHS Senior Living Facilities. Pursuant to the Profit Agreements, through which the Company granted a 10.0% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements for each of the facilities in exchange for specified future and on-going duties and services to be provided by the Member for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year. The Company did not accrued profit participation for 2012 and 2011 as a result of net loss attributable to the acquired company.

On July 1, 2011, in a separate transaction, the Company amended the purchase agreement for TrinityCare Senior Living, LLC to induce the sellers to satisfy certain stock pledge requirements under bank loans assumed by UHGS Senior Living in connection with its acquisition of Trinity Shores of Port Lavaca. The Company agreed to issue 1,500,000 shares of its common stock, par value $0.001 per share, value at approximately $1,425,000. The Company recorded the $1,425,000 as deferred loan costs.

Autimis

On June 30, 2011, the Company executed asset acquisition agreements with Autimis Billing and Autimis Coding (collectively “Autimis”), pursuant to which the Company acquired the business assets and properties of Autimis. Autimis Billing is a revenue cycle management company that specializes in serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Autimis Coding is a specialized health care coding company also serving hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms. Prior to the acquisition, Autimis had provided billing, coding and other revenue cycle management services to the Company since September 2009 under separate service agreements. The Company acquired Autimis to further its integrated regional diversified healthcare network. The Company has included the financial results of Autimis in the consolidated financial statements from the date of acquisition. Autimis is included in the Support Services segment.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

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

During the second quarter of 2012, the Company received the final valuation report for the acquisition. Accordingly, the Consolidated Balance Sheet at December 31, 2011 has been retrospectively adjusted to include the effect of the measurement period adjustments as required under ASC 805, Business Combinations, (“ASC 805”). The Company recorded the revised provisional amounts. The revisions to the purchase price allocation for the acquisition resulted from the Company’s finalization of valuation of intangible assets with consideration of the valuation report obtained from a third party appraisal firm. The aforementioned adjustments resulted in a retrospective adjustment to decrease goodwill by $1,650,000.

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

Current assets with aggregate fair value of $132,847 include accounts receivable with fair value of $119,382. The goodwill of $5,417,321 is deductible for income tax purposes. The goodwill balance is primarily attributable to Autimis’ assembled workforce and the expected synergies and revenue opportunities when combining the revenue cycle management tools of Autimis within the Company’s integrated solutions. The fair value of customer relationships, tradename and software was capitalized as of the acquisition date and will be subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years for customer relationships and tradename and ten years for the software, respectively.

Sybaris

On December 31, 2011, the Company executed asset acquisition agreements with The Sybaris Group, LLC (“Sybaris”), pursuant to which the Company acquired the business assets and properties of Sybaris. Sybaris is a hospitality service provider and facilities management company. Sybaris provides environmental, food and nutrition, and facilities management services to twelve clients in the Houston metropolitan area, including University General Hospital. The quality of services provided by Sybaris contributes to the success of the Company’s growth strategy and allows it to continue providing concierge-level services to the Company’s patients and physicians as the Company expands into new markets, and contribute to its bottom line, which is of paramount interest to its shareholders. The Company has included the financial results of Sybaris in the consolidated financial statements from the date of acquisition. Sybaris is included in the Support Services segment.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The total purchase consideration for Sybaris was approximately $1,400,000, consisting of the issuance by UGHS of 5,000,000 shares (the “Sybaris Stock Consideration”) of the Company’s Common Stock. The total purchase consideration was based upon a fair market valuation of Sybaris determined by the Company.

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.

The following table summarizes the considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date.

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

Baytown Center

On April 13, 2012, the Company completed the assets acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of the Company’s hospital segment under the name “UGH Baytown Endoscopy Center”. Primary procedures at the Baytown Center include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a multi-specialty group of physicians operating in Baytown. The transaction was financed primarily with issuing a one-year promissory note payable of $161,915. The purchase included the acquisition of assets and assumption of leases and certain equipment financing commitments. The Company has included the financial results of Baytown Center in the consolidated financial statements from the date of acquisition. Baytown Center is included in the Hospital segment.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Diagnostic Imaging and Physical Therapy

On June 1, 2012, the Company acquired a Diagnostic Imaging and Physical Therapy Centers (the “1960 Centers”) from 1960 Family Practice, PA., a multi-specialty group of physicians practicing in northern areas of Houston. The Company operates these centers as HOPDs of the Hospital segment under the names “UGH Diagnostic Imaging” and “UGH Physical Therapy.” The purpose of the acquisition was to expand the Company’s regional network into the northern areas of metropolitan Houston and increase market share.

The total purchase consideration for the 1960 Centers was $7,142,950, consisting of the issuance by UGH LP of (i) a $6,714,000 promissory note payable to the seller and (ii) 1,865,000 shares (the “Stock Consideration”) of the Company’s Common Stock issued to the seller. The Company also agreed to assume certain liabilities associated with the operation of the 1960 Centers as additional consideration for the transaction. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

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

The following table summarizes the considerations paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheet at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

Assets
Property and equipment	$768,994
Goodwill	6,408,643

Total assets acquired	7,177,637

Liabilities
Accrued expenses	34,687

Total liabilities assumed	34,687

Total purchase consideration	$7,142,950

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date.

Assets
Property and equipment	$1,491,767
Goodwill	9,716

Total assets acquired	1,501,483

Liabilities
Accounts payable and accrued expenses	14,521
Notes payable, current portion	333,824
Notes payable, less current portion	808,975

Total liabilities assumed	1,157,320

Total purchase consideration	$344,163

Robert Horry Center for Sports and Physical Rehabilitation

On August 24, 2012, the Company executed an asset acquisition agreement with Robert Horry Center for Sports and Physical Rehabilitation (“Robert Horry Center”), pursuant to which the Company acquired the business assets and properties of the Robert Horry Center, which are free-standing facilities which operate as a hospital outpatient department (HOPD) of UGH. The purpose of the acquisition was to expand the Company’s capability and increase market share. The purchase price consideration for the Robert Horry Center for Sports was $47,000. The purchase included the acquisition of assets and assumption of leases and contracts and liabilities related to accrued paid time off. The total purchase consideration was based upon a fair market valuation of the Robert Horry Center determined by the Company.

On August 24, 2012, separate and apart from the Robert Horry Center for Sports and Physical Rehabilitation acquisition, the Company through wholly-owned subsidiaries entered into Profit Participation Agreement (“Profit Agreement”) with Robert Horry Sport and Rehabilitation Center LLC (“Manager”). Pursuant to the Profit Agreements, through which the Company granted a 40.0% interest in the net proceeds attributable to any fiscal year during the term of the Profit Agreements in exchange for specified future and on-going duties and services to be provided by the Manager for the benefit of the facility. The Company will estimate and accrue for anticipated profit interest payments for each fiscal year. As of December 31, 2012, the Company did not accrue for anticipated profit interest payments as a result of a net loss attributable to the acquired company.

Baytown Diagnostic Imaging and Sleep Evaluation Centers

On November 27, 2012, the Company acquired a Diagnostic Imaging and a Sleep Evaluation Center (the “Baytown Centers”) from Jacinto Medical Group, PA. The Company operates these centers as HOPDs of UGH under the names “UGH Baytown Imaging” and “UGH Baytown Sleep.” The purpose of the acquisitions was to expand UGH’s regional network into the east areas of metropolitan Houston and increase market share.

The total purchase consideration for the Diagnostic Imaging Center was $1,421,129, consisting of (i) $686,903 promissory note payable to the seller which the Company will repay on November 30, 2013, (ii) the issuance by UGHS of 710,564 shares of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at $284,226 and (iii) $450,000 cash at closing. The Company also agreed to assume certain liabilities associated with the operation of the Diagnostic Imaging Center as additional consideration for the transaction.

The total purchase consideration for the Sleep Evaluation Center was $122,200, consisting of (i) $97,760 promissory note payable to the seller which will repay on November 30, 2013 and (ii) the issuance by UGHS of 61,100 shares of its Common Stock, par value $0.001 per share (the “UGHS Common Stock”), valued at $24,440. The Company also agreed to assume certain liabilities associated with the operation of the Sleep Evaluation Center as additional consideration for the transaction.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.

The following table summarizes the considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheet at the acquisition date.

	Baytown Sleep Evaluation Center	Baytown Diagnostic Imaging	Total
Assets
Current assets	$—	$34,261	$34,261
Property and equipment	122,200	1,386,868	1,509,068
Goodwill	4,097	420,084	424,181

Total assets acquired	126,297	1,841,213	1,967,510

Liabilities
Accounts payable and accrued expenses	4,097	6,393	10,490
Capital lease, current portion	—	158,651	158,651
Capital lease, less current portion	—	255,040	255,040

Total liabilities assumed	4,097	420,084	424,181

Total purchase consideration	$122,200	$1,421,129	$1,543,329

South Hampton Community Hospital

On December 14, 2012, the Company acquired South Hampton Community Hospital Complex (the “South Hampton Community Hospital”) from Dufek Massif Hospital Corporation, the owner of South Hampton Community Hospital and a medical office building on the medical complex. The Company acquired 100% of the capital stock of Dufek Massif Hospital Corporation. The Hospital is a 111-bed general acute care hospital that provides health services across multiple specialties. The Company operates the South Hampton Community Hospital Complex under the name “UGHS Dallas Hospitals, Inc.” The Company acquired South Hampton Community Hospital to enhance capabilities in new markets where it can leverage the established market presence of South Hampton Community Hospital and its expertise to expand services and pursue other initiatives that the Company believes will result in attractive growth. The Company has included the financial results of UGHS Dallas Hospitals, Inc. in the consolidated financial statements from the date of acquisition. UGHS Dallas Hospitals Inc. is included in the Hospital segment.

The total purchase consideration for the UGHS Dallas Hospitals, Inc. was approximately $30.0 million, consisting of (i) $1.5 million initial cash paid on acquisition date at December 14, 2012 and (ii) $28.5 million loan with First National Bank which bears interest at a rate of 4.25% per annum and is payable monthly based on a 20 year amortization schedule, and matures in 10 years, with all accrued interest and remaining principal due and payable on January 5, 2023. The Company also agreed to assume certain liabilities associated with the operation of the South Hampton Community Hospital as additional consideration for the transaction. The total purchase consideration was based upon a fair market valuation of South Hampton Community Hospital determined by the Company through negotiations with the seller and is supported by the valuation report obtained from a third party appraisal firm.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes the consideration paid for the acquired assets and the preliminary acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date. These balances are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated.

Assets
Current assets	$830,267
Property and equipment	25,813,000
Other noncurrent assets	76,000
Goodwill	10,082,226

Total assets acquired	36,801,493

Liabilities
Accounts payable and accrued expenses	1,070,111
Income tax payable	4,967,611
Capital lease, current portion	30,759
Contingent liability	391,500
Third party payor	333,026

Total liabilities assumed	6,793,007

Total purchase consideration	$30,008,486

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the years ended December 31, 2012 and 2011 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	December 31,
	2012	2011
Revenues	$135,300,149	$90,451,892
Income from operations	13,250,821	6,584,518
Net income attributable to the Company	(9,232,977)	230,843
Basic income per share	(0.03)	0.00
Diluted income per share	(0.03)	0.00
Net income attributable to common shareholders	(9,867,470)	230,843
Basic income per share	(0.03)	0.00
Diluted income per share	(0.03)	0.00

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 4 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, leasehold improvements and related accumulated depreciation and amortization are summarized as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
Land and improvements	$3,812,879	$2,900,000
Buildings	66,473,597	43,070,046
Machinery and equipment	40,786,887	30,512,528
Leasehold improvements	22,248,186	21,516,513
Computer equipment and software	4,949,639	3,624,359

	138,271,188	101,623,446
Less: accumulated depreciation and amortization	41,305,299	35,186,130

Total	$96,965,889	$66,437,316

Depreciation expense (excluding assets under capital lease) during the years ended December 31, 2012 and 2011 was $6,043,104 and $4,919,801, respectively.

NOTE 5 — GOODWILL

The Company performs an impairment test for goodwill annually as of June 30, 2012, or more frequently if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with its carrying amount. Fair value is estimated using discounted cash flows and a discount rate based on the weighted average cost of capital of the reporting unit.

The fair value of the Company’s reporting units exceeded the carrying value as of its June 2012 annual impairment test. Accordingly, the Company determined that goodwill was not impaired for its segments, thus the second step of the impairment test was not considered. During the course of 2011 and 2012, the market price of the Company’s common stock declined significantly; however, the Company concluded that the decline did not constitute an indicator of potential impairment as there had not been a significant change in the estimated future cash flows of its reporting units. As a result, there was no change in the carrying value of goodwill as of June 30, 2012.

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2012 were as follows:

	Hospital	Senior Living	Suport Services	Total
Balance at January 1, 2011	$—	$—	$—	$—
Acquisitions	—	9,727,426	8,571,884	18,299,310
Purchase price adjustments	—	5,550,564	(1,650,000)	3,900,564

Balance at December 31, 2011	—	15,277,990	6,921,884	22,199,874
Acquisitions	17,071,955	—	—	17,071,955
Purchase price adjustments	—	—	—	—

Balance at December 31, 2012	$17,071,955	$15,277,990	$6,921,884	$39,271,829

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 6 — ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31,
	2012	2011
Accrued property taxes	$465,287	$1,861,833
Accrued salary and vacation	3,431,290	1,672,028
Self-insurance liability	644,296	498,658
Accrued legal fees and liabilities	2,366,343	873,407
Accrued franchise tax	—	764,243
Accrued third party payor liabilities	1,944,474	—
Accrued interest	724,429	586,472
Accrued penalty fees	317,836	520,053
Accrued audit fees	1,597,000	47,564
Other	447,634	692,682

	$11,938,589	$7,516,940

NOTE 7 — DEBT OBLIGATIONS

Lines of Credit

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at December 31, 2012 was $2,420,067. At December 31, 2012, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings from September 28 to December 31, 2012 under the Revolving Credit Facility were 4.5% and $1,563,054, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of December 31, 2012 of $12,579,933.

On July 9, 2008, UGH LP entered into an Amended and Restated Line of Credit Agreement for a $7,000,000 secured revolving credit facility with interest rate of 6.0% that was initially set to mature on January 15, 2012. This Amended and Restated Line of Credit Agreement amended and restated the Company’s former Line of Credit Agreement of $8,000,000 dated March 27, 2006, which was set to mature on April 30, 2011. On September 1, 2006, UGH GP entered into another line of credit agreement for a $1,500,000 secured revolving credit facility with interest rate of 8.0% originally maturing April 30, 2011. In May 2012, the Company and the financial institution agreed to extend the term of the line of credit from April 30, 2012 to September 15, 2012. Loans under these lines of credit are secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and other asset accounts. The lines of credit contain various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the line of credit agreements. On September 28, 2012, the Company repaid the outstanding balance of $8,451,025 by utilizing borrowings from a new Revolving Credit Facility with lower costs. The Company recognized interest expense on the lines of credit of $402,062 and $513,997 for the years ended December 31, 2012 and 2011, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Notes Payable

The Company’s third party notes payable consisted of the following:

	December 31,
	2012	2011
Note payable, maturing on December 31, 2012, interest rate of 6.5% at December 31, 2012	$347,513	$434,626
Notes payable, maturing on February 7, 2013 and June 26, 2013, interest rate of 12.0% and 18% at December 31, 2012	3,000,000	—
Note payable, maturing on May 31, 2013, interest rate of 6.0% at December 31, 2012	2,740,643	3,451,555
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6.0% at December 31, 2012	2,569,231	2,815,089
Note payable, maturing on June 30, 2013, interest rate of 3.51% at December 31, 2012	885,882	—
Notes payable for $1 million and $2 million, maturing in June and July, 2013 , interest rate of 25.8% and 22.3% at December 31, 2012	3,000,000	—
Note payable, maturing on September 1, 2013, interest rate of 7.0% at December 31, 2012	4,000,000	—
Note payable, maturing on November 29, 2013, interest rate of 4.25% at December 31, 2012	481,530	982,079
Notes payable, maturing on November 30, 2013, interest rate of 5.0% at December 31, 2012	784,663	—
Note payable, maturing on December 31, 2013, interest rate of 6.5% at December 31, 2012	1,767,126	5,150,000
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 13, 2014, interest rate of 6.5% at December 31, 2012	5,621,506	5,777,268
Mortgage payable to Trustmark National Bank, maturing on January 31, 2014, interest rate of 5.0% at December 31, 2012	4,489,311	5,311,654
Note payable, maturing on July 15, 2014, interest rate of 5.0% at December 31, 2012	5,315,250	—
Note payable to a shareholder, maturing in October 1, 2017, interest rate of 2.43%, with a discount of $75,689 at December 31, 2012	1,075,726	—
Note payable, maturing on October 10, 2017, interest rate 6.5% at December 31, 2012	162,553	—
Notes payable, maturing on January 5, 2023, interest rate of 4.25% at December 31, 2012	28,500,000	—
Subordinated promissory notes, maturing in 2028, interest rate of 15.0% at December 31, 2012	700,000	—
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at December 31, 2012	6,098,818	6,170,366
Note payable to a shareholder, due on demand, interest rates ranging from 0.0% to 15.0%	339,000	—
Various notes payable, due on various dates, interest rates ranging from 0.0% to 9.0% at December 31, 2012	372,501	—
Various notes payable, bearing interest ranging from 0% to 10.5%, maturing in June 2012 at December 31, 2012	785,912	340,319
Note payable, no fixed maturity date, interest rate of 5.0%. Note was paid in full in May 2012	—	2,250,000
Note payable, maturing on April 27, 2012, interest rate of 18.0% . Note was paid in full in May 2012	—	2,000,000
Note payable, maturing on June 30, 2012, interest rate of 6.34%. Note was paid in full in June 2012	—	403,302
Note payable, due on demand, interest rate of 5.25%. Note was paid in full in June 2012	—	1,404,063
Notes payable to Medicare, maturing on October 1, 2013, interest rates ranging from 11.0% to 11.5%. Notes were paid in full in September 2012	—	818,776
Various notes payable, due on various dates, interest rates ranging from 5.99% to 10.50%. Notes were paid in full in December 31, 2012	—	132,708

Total debt	$73,037,165	$37,441,805
Less: current portion	(26,089,305)	(28,982,331)

Total debt, less current portion	$46,947,860	$8,459,474

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012, then subsequently extended to December 31, 2013, and modified the interest rate to 6.5%. As a result, the Company classified the amount due in 2012 as short-term at December 31, 2012 and 2011. At December 31, 2012 and 2011, the total outstanding balance of these notes was $1,767,126 and $5,150,000, respectively.

In November 2006, the Company entered into a $1,000,000 promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 29, 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At December 31, 2012 and 2011, the amount outstanding on this note was $481,530 and $982,079, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

In December 2006, UGH, LLP entered into a $2,000,000 promissory note with Regions Bank, bearing interest at a rate of 7.6% and initially was to be repaid in monthly installments over twelve months. The note was modified on December 13, 2007 into two separate notes requiring monthly payments of interest only. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. On June 29, 2012, the Company entered into a compromise settlement agreement and release of claims (“Agreement”) with Regions Bank with respect to these two promissory notes. Under the terms of the agreement, Regions Bank agreed to reduce the remaining principal balance and forgive all accumulated interest accruing through the date of the agreement. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. At December 31, 2011, the total outstanding on these notes was $1,404,063. The Company repaid the remaining balance to Regions Bank on June 29, 2012.

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013, bears interest rate of 6.0%. As of December 31, 2012 and 2011, the outstanding balance was $2,740,643 and $3,451,555.

In connection with the Baytown acquisition, the Company entered into a promissory note of $161,915 with seller on April 13, 2012. The promissory note bears interest rate of 5.0% and is payable over 12 months. At September 28, 2012, the amount outstanding on this note was paid in full.

On May 31, 2012, the Company entered into a $2,000,000 promissory note and on October 11, 2012 the Company entered into another $1,000,000 promissory note with Northwest Anesthesia and Pain, P.A. (“NWAP”). In lieu of cash interest on the principal balance of these notes, payee received interest in the form of an aggregate of 2,000,000 shares of the Company’s common stock on May 31, 2012 and 450,000 shares of the Company’s common stock on October 1, 2012, $0.001 par value per share of the Company, which is an equivalent to 22.3% and 25.8% per annum. These notes are payable on July 31, 2013 and June 30, 2012. At December 31, 2012, the amount outstanding on this note was $3,000,000.

The Company entered into various loans due to Medicare related to overpayment for Medicare Services. The loans bear interest rates ranging from 11.0% to 11.5% and will be repaid in monthly installments. As of December 31, 2011, the outstanding balance on this finance agreement was $818,776. The Company paid these loans in full in September 2012.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012. The promissory note bears an interest rate of 5.0% and is payable on July 15, 2013. At December 31, 2012, the amount outstanding on this note was $5,315,250.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At December 31, 2012 and 2011, the amount outstanding on these notes was $2,569,231 and $2,815,089. In addition, the Company assumed three mortgage notes totaling $17,463,982 at the acquisition date. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. In August 2012, the Company and the financial institutions agreed to extend the terms of the two mortgage notes for an additional 18 months, which will mature in January 2014. The Company has engaged Lancaster Pollard Mortgage Company to refinance these two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years. As of December 31, 2012 and 2011, the total outstanding on these notes was $16,209,635 and $17,259,288, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of December 31, 2012 the total outstanding balance of these notes was $700,000. At December 31, 2011, these subordinated promissory notes were not included in third party, but in related party notes.

On September 30, 2011, the Company entered into a $714,162 finance agreement with a third-party financial institution, bearing interest at a rate of 6.34% and will be repaid in monthly payments of $61,097 over a period of nine months beginning on October 30, 2011. As of December 31, 2011, the outstanding balance on this finance agreement was $403,302. The note was paid in full in June 2012. On June 30, 2012, the Company entered into two new notes with a third-party financial institution in the amount of $1,100,363, bearing interest rate of 3.51%. The purpose of these finance agreements is to purchase general liability and malpractice insurance policies for the Company. At December 31, 2012, the outstanding balance was $885,882.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

On December 22, 2011, the Company entered into a compromise and settlement agreement with Texas Community Bank (“Texas Community”) with respect to an approximately $2.6 million promissory note. Under the terms of the agreement, Texas Community agreed to reduce the principal balance from $2,401,950 to $2,350,000 and forgive all past due interest, late fees and penalties accruing through the date of the agreement. The agreement further provides that effective January 1, 2012, the interest rate is reduced by 200 basis points (or 2.0%) per year until such amount is paid in full. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. At December 31, 2011, the amount outstanding on these notes was $2,250,000. The Company repaid the remaining balance in May 2012.

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 27, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012. In August 2012 the Company entered into a second $1,000,000 note purchase agreement with the Service Provider to purchase 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $162,500 in cash. On December 27, 2012, the Company entered into a third $2,000,000 note purchase agreement with the Service Provider to purchase 650,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $208,000 in cash. Advances under the second and third notes purchase agreements mature on February 8, 2013 and June 26, 2013, and bear interest rate at 12.0% and 18.0% per annum. The notes purchase agreements are securitized by 100% of the assets of the Company. The total principal is payable on the maturity date, but under certain conditions may be extended. The notes purchase agreements contain certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 31, 2012, $3,000,000 was outstanding under the note purchase agreements. These notes were repaid in 2013.

On September 28, 2012, the Company entered into a secured term loan with an original principal amount of $4,000,000 with MidCap Financial, LLC, bearing interest at 7.0% and will be repaid in monthly principal payments over a period of nine months beginning on January 1, 2013. Interest on term loan shall be paid in arrears on the first day of each month and on maturity of such loan. The purpose of this term loan is to pay UGH’s payroll tax delinquencies to the Internal Revenue Service. As of December 31, 2012, the outstanding balance on this loan was $4,000,000. The note was repaid in October 2013.

In connection with the UGH Kingwood Diagnostic and Rehabilitation Center acquisition, the Company assumed four promissory notes totaling $1,230,569 from the sellers on July 30, 2012. The promissory notes bear interest rates ranging from 0.0% to 9.0% and will be repaid with monthly installments which will be maturing from September 15, 2012 to April 12, 2016. At December 31, 2012, the total amount outstanding on these notes was $372,501.

In connection with the UGH Baytown Sleep and Diagnostic Imaging Centers acquisitions, the Company entered into two promissory notes of $97,760 and $686,903 with sellers on November 27, 2012. The promissory notes bear interest rate at 5.0% and will be repaid with monthly installments beginning January 15, 2013, which will be maturing on November 30, 2013. At December 31, 2012, the total amount outstanding on these notes was $784,663.

In connection with the UGHS Dallas Hospitals Inc. acquisition on December 14, 2012, the Company entered into a $28.5 million installment promissory note (the “Purchase Promissory Note”) with First National Bank. The purchase promissory note bears a fixed interest rate at 4.25% per annum, monthly principal and interest payments amortized on a 20-year basis, and a maturity date is ten years from the date of issuance. The interest rate after maturity shall be 18% per annum. The purchase promissory note is secured by 100% stock, real property, inventory and equipment of UGHS Dallas Hospitals, Inc., all as set forth in the loan agreement. The loan contains various terms and conditions, including operational and financial restrictions and limitations, affirmative and negative covenants, all as set forth in the loan agreement. At December 31, 2012, the total amount outstanding on these notes was $28.5 million.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The Company recognized total interest expense on all of its notes payable of $2,776,726 and $1,456,080 for the years ended December 31, 2012 and 2011, respectively. The Company accrued interest payable of $619,610 and $469,285 as of December 31, 2012 and 2011, respectively.

Total principal payment obligations relating to the Company’s third party notes payable for the next five years and thereafter are as follows:

Principal
Payments
2013	$26,089,305
2014	12,605,425
2015	1,347,741
2016	1,404,350
2017	1,387,900
Thereafter	30,202,444

Total	$73,037,165

NOTE 8 — LEASE OBLIGATIONS

Capital Leases

The Company has nine capital lease obligations with seven financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $25,532,564 at December 31, 2012. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable in 1 to 283 monthly installments, and mature between January 9, 2013 and July 30, 2036. As of December 31, 2012 and 2011, the Company had capital lease obligations of $31,755,291 and $37,021,438, respectively.  Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at December 31, 2012, are summarized as follows:

	Related Party	Third Party
	Leases	Leases	Total
2013	$2,323,333	$623,569	$2,946,902
2014	2,323,333	244,516	2,567,849
2015	2,323,333	102,228	2,425,561
2016	2,395,937	59,087	2,455,024
2017	2,497,583	—	2,497,583
Thereafter	52,319,224	—	52,319,224

Total minimum lease payments	64,182,743	1,029,400	65,212,143
Less amounts representing interest	33,379,294	77,558	33,456,852

Present value of minimum lease payments	30,803,449	951,842	31,755,291
Less current portion	262,053	564,747	826,800

Long-term portion	$30,541,396	$387,095	$30,928,491

The Company violated a capital lease debt covenant with a third party and recorded all of the related capital lease obligation of $5,706,156 as a current liability as of December 31, 2011.

On June 29, 2012, the Company entered into a compromise settlement agreement and release of claims (“Agreement”) with Regions Bank (“Regions Bank”) with respect to a $7,609,797 equipment lease. Under the terms of the agreement, Regions Bank agreed to reduce the remaining principal balance from $7,609,797 to $5,500,000 and forgive all accumulated interest, property tax, sales tax and penalties accruing through the date of the agreement. The gain on this transaction was accounted for as a troubled debt restructuring modification of terms pursuant to ASC 470. The negotiations regarding this compromise and settlement agreement were handled by the Board of Directors of the Company. Based on the terms of the agreement, the Company paid to Regions Bank the sum of $2,125,000 on September 28, 2012 and the sum of $2,125,000 paid on December 31, 2012.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

See further discussion regarding the related party capital lease obligation in Note 9.

Operating Leases

The Company leases medical office buildings, land, its corporate headquarters and certain vehicles under operating lease agreements expiring on various dates through 2055. Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense. Rent expense for operating leases for 2012 and 2011 was $2,582,583 and $348,908, respectively. Minimum rental commitments on long-term operating leases at December 31, 2012 are as follows:

Commitments
2013	$2,055,986
2014	2,055,986
2015	2,055,986
2016	1,881,525
2017	1,675,118
Thereafter	6,927,648

Total	$16,652,249

NOTE 9 — RELATED PARTY TRANSACTIONS

Receivables from Related Parties

Receivables from related parties include employee advances and advances to affiliates. The Company had no receivables from related parties as of December 31, 2012 and had $658,764 receivables from related parties as of December 31, 2011. The total related party receivables of 2011 consisted of $438,820 advances to sharesholders. These advances are non-interest bearing and due upon demand and collaterized by shares of the Company with value in excess of amounts owed. The Company received and issued non-interest bearing advances from an executive officer for working capital purposes of $145,201 during 2011. The Company also had a receivable of $74,743 from Cambridge principally related to an overpayment of overhead allocation expenses during 2011.

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	December 31,
	2012	2011
Interest on notes payable to shareholders	$1,200,546	$1,560,581
Payable to Sybaris	932,507	932,507

Total payables to related parties	$2,133,053	$2,493,088

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	December 31,
	2012	2011
Interest expense	$2,289,287	$2,513,922
Management fees	—	461,814
General and administrative expense	1,921,501	5,944,411
Amortization expense	685,162	685,162

Total	$4,895,950	$9,605,309

Related Party Capital Lease Obligation

Cambridge Properties (“Cambridge”) owns the land and building on which the UGH LP is located. Cambridge is one of the Company’s shareholders. The Company has leased the hospital space from Cambridge pursuant to a Lease Agreement. The Lease Agreement has an initial term of 10 years beginning October 1, 2006, plus tenant’s option to renew the term for two additional 10 year periods. In addition to base rent, the Lease Agreement provides that the Company pays its pro-rata share of the operating expenses. The obligations of the Company under the Lease Agreement are secured by the personal guarantees of certain shareholders of the Company. The Company has previously been in litigation with Cambridge concerning monetary default of certain rent obligations under the Lease Agreement. The Company has cured such defaults and makes periodic payment of rent as permitted by current cash flows requirements. Should the Company’s relationship with Cambridge deteriorate further, the Company will be required to devote additional resources to protect its rights under the Lease Agreement.

As of December 31, 2012 and 2011, the Company recorded a related party capital lease obligation of $30,803,449 and $31,042,859, respectively. Additionally, the Company incurred amortization expense of $685,162 and $685,162 related to the hospital for the years ended December 31, 2012 and 2011. The interest expense related to the capital lease obligation was $2,083,923 and $2,091,703 for the years ended December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, the Company incurred overhead allocation expenses and parking expenses from Cambridge of $1,076,861 and $1,148,864 respectively. These expenses were recorded as general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.

Management Services Agreements

Certain shareholders of the Company organized APS, a Texas limited liability company, as a service company. APS is one of the Company’s shareholders. The Company and APS entered into a management services agreement, pursuant to which APS provided management services to the Company’s Hospital segment for an initial term of five years. Compensation under this agreement was based on 5.0% of net revenue recorded in the financial statements. This agreement with APS was terminated on February 28, 2011. The Company terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS valued at $1,000,000. The Company assumed APS’ loan obligations of approximately $740,000, and APS cancelled the receivable due from the Company approximately of $2,543,000. A gain of $803,000 was recorded on the transactions and included in gain on extinguishment of liabilities in the 2011 Consolidated Statement of Operations. The Company incurred management services fees of $461,814 for the year ended December 31, 2011.

Food Services, Plant Operations & Management, Environmental and Other Services Agreement

Prior to the acquisition of Autimis on June 30, 2011, certain shareholders of the Company had organized Autimis LLC (“Autimis”), a Texas limited liability company, as a billing, collection and coding company. UGH LP and Autimis entered into a consulting services agreement, pursuant to which Autimis provides billing services to UGH LP. The Company recognized $673,999 and accrued approximately $173,069 services fees, prior to the acquisition, for the year ended December 31, 2011. The Company believes these payments to Autimis were fair and reasonable.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Prior to the acquisition of Sybaris, certain shareholders of the Company had organized Sybaris Group, LLC (“Sybaris”), a Texas limited liability company, as a service company. The Company and Sybaris entered into a management services agreement, pursuant to which Sybaris provides food services, plant operations and management, environmental and other services to the hospital for an initial term of five years. Compensation under this agreement is based on (i) expense reimbursement for direct costs incurred by Sybaris, (ii) a general expense allowance of six percent (6.0%) of the direct costs incurred by Sybaris and (iii) a service fee of four percent (4.0%) of the direct costs incurred by Sybaris. Amounts payable to Sybaris under this agreement are adjusted annually based on cost of living and other customary adjustments.

On December 31, 2011, the Company acquired certain assets and assumed certain of liabilities of Sybaris. All accounts receivable of Sybaris are specifically excluded from the acquisition and a majority of the accounts receivable balance is owed by the Company. The Company believes the terms of the transaction between Sybaris and the Company are fair, reasonable and reflects fair market value. The Company recognized $4,467,602 services fees to Sybaris for the year ended December 31, 2011, which were recorded as general and administrative expenses and included in the Consolidated Statements of Operations. At December 31, 2012 and 2011, the Company had related party payables to Sybaris of $932,507.

Other Related Party Transactions

A certain shareholder of the Company organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the years ended December 31, 2012 and 2011, UGH LP incurred total service expenses of $403,908 and $327,945, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable for services rendered.

Following the acquisition of Autimis, the Company employed Brandon Griffin, Ryan Griffin and Jordan Griffin (collectively the “Griffins”) to manage daily operations of these entities. Each of the Griffins is a son of Michael Griffin, our Chief Financial Officer. Brandon Griffin is President and Chief Executive Officer of UGHS Autimis Billing Inc. and UGHS Autimis Coding Inc., each of which companies are our wholly-owned subsidiaries (the “Autimis Companies”). Ryan Griffin is Chief Software Architect of each of the Autimis Companies. Jordan Griffin is Chief Information Officer of each of the Autimis Companies. The Griffins developed the technology infrastructure of Autimis including the Autimis Revenaid Practice Management System, which increases the collections and efficiency of our hospital systems. Our revenue cycle management capabilities under the leadership of the Griffins, give us important competitive advantages over other hospital systems. The Company paid Brandon Griffin, Ryan Griffin and Jordan Griffin $217,818, $218,987 and $220,384 in total compensation for their respective services to the Company during 2012.

Certain subsidiaries of the Company have engaged Black Mountain Construction Co. Inc. (“Black Mountain”) as general contractor for various construction projects at the Company’s healthcare facilities. Dr. Chahadeh is a director and a 20% owner of Black Mountain and has executed a personal guarantee of Black Mountain’s credit facility. Dr. Chahadeh’s interest in Black Mountain originated in 2011 when he decided to provide seed capital and credit support to the founders of Black Mountain in order to finance its initial operations. His interest has not generated positive personal returns on his investment. During 2012, the Company paid Black Mountain approximately $1,390,000 for the Company’s construction projects for which Black Mountain was the general contractor.

UGHS Senior Living of Pearland, LLC, a wholly owned subsidiary of the Company (“Pearland Senior Living”), has engaged Somnio Solutions to provide food service to its Pearland, Texas senior living community. Somnio Solutions is owned by Kyle Sapaugh, the son of Donald W. Sapaugh, the President of the Company. Pearland Senior Living pays Somnio Solutions approximately $35,000 per month for food, supplies salaries and other expenses.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	December 31,
	2012	2011
Note payable to a shareholder, due on demand, interest rate of 10.0%	$1,620,946	$1,923,000
Trinity notes payable to a shareholder, due on demand, non-interest bearing	232,434	263,499
Notes payable to shareholder, due on demand, non-interest bearing	—	84,962
Note payable to a shareholder, due on demand, interest rate of 15.0%	—	154,000
Note payable to a shareholder, maturing in 2017, non-interest bearing	—	370,000
Note payable to a shareholder, maturing in 2017, interest rate of 2.43%, with a discount of $112,791 at December 31, 2011	—	1,286,836
Subordinated promissory notes payable to shareholders, maturing in 2028, interest rate of 15.0% at December 31, 2012	—	700,000

Total notes payable to related parties	1,853,380	4,782,297
Less: current portion	1,853,380	2,798,783

Notes payable to related parties, less current portion	$—	$1,983,514

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of December 31, 2012 and 2011, the outstanding balance on this loan agreement was $1,620,946 and $1,923,000, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units of limited partners interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of December 31, 2011 the total outstanding balance of these notes was $700,000.

The Company recognized total interest expense on all of its related party notes payable and capital lease of $2,289,287 and $2,513,922 for years ended December 31, 2012 and 2011, respectively. Total accrued interest on notes payable to related parties was $1,202,796 and $1,560,581 at December 31, 2012 and 2011, respectively.

NOTE 10 — BENEFIT PLAN

The Company maintains 401(k) Retirement Savings Plans for UGH LP employees that meet minimum employment criteria. The plan provides that the participants may defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts. The Company did not provide matching contributions during the years 2012 and 2011.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Healthcare Industry

Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed.

In March 2010, Congress adopted comprehensive health care insurance legislation, Patient Care Protection and Affordable Care Act and Health Care and Educational Reconciliation Act. The legislation, among other matters, is designated to expand access to coverage to substantively all citizens by 2019 through a combination of public program expansion and private industry health insurance. Changes to existing Medicaid coverage and payments are also expected to occur as a result of this legislation. Implementing regulations are generally required for these legislative acts, which are to be adopted over a period of years and, accordingly, the specific impact of any future regulations is not determinable.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Dallas

The Company has recently discovered that prior to the acquisition of South Hampton Community Hospital in Dallas (the “Dallas Hospital”), certain members of the Dallas Hospital’s management team engaged in wrongful billing and coding of claims related to Medicare and other federally funded healthcare plans. The Company estimates that the Dallas Hospital received overpayments of $ 260,579 as a result of these actions. The Company has estimated and an accrued liability of overpayments of $391,500, including fines and penalties of $130,289, from these actions. The Company intends to receive indemnification from the responsible parties in accordance with the acquisition agreement, pursuant to which the Dallas Hospital was acquired.

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

On October 11, 2011, the trial court entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits, and $107,000 in attorneys’ fees. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP and APS appealed the judgment. On April 2, 2013, the Fourteenth Court of Appeals reformed the judgment to (1) delete the award of $900,000.00 in lost profits as a result of UGH LP’s breach of the PSA and (2) delete the award of $1,200,000.00 in lost profits as a result of APS’s breach of the CSA. As of April 4, 2013, the total amount of the reformed judgment, inclusive of all prejudgment and post-judgment interest and attorneys’ fees, was approximately $1,080,072.63, with interest accruing at the rate of $299.91 per day on the damages, and at a rate of $15.39 per day on the attorneys’ fees. As of December 31, 2012, the Company has reserved $1,224,843 which is inclusive of all pre-judgment and post-judgment interest and attorney’s fees.

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

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP was in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputed the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP and UHS timely filed an appeal and suspended enforcement of the Agreed Judgment during the pendency of such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP and UHS also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. On February 28, 2013, the First Court of Appeals ruled in favor of UGH LP and UHS, concluding that the trial court rendered a void judgment, and vacating the trial court’s judgment. On March 28, 2013 Siemens filed a new suit against UGH LP and UHS alleging breach of the settlement agreement and seeking entry of the Agreed Judgment. As of December 31, 2012 and 2011 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $3,451,555, respectively, in the Consolidated Balance Sheets.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 12 — DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Preferred C Shares Warrants	Consulting Warrants	Total
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of Preferred C Shares	3,691,036	3,629,438	—	7,320,474
Issuance of Consulting Warrants	—	—	341,440	341,440
Derivatives cease to exist ( c)	(1,873,194)	(5,828,837)		(7,702,031)
Change in fair value	2,637,216	2,199,399	100,555	4,937,170

Balance, December 31, 2012	$4,455,058	$—	$441,995	$4,897,053

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

	Preferred C Shares Shares/Warrants	Consulting Warrants
Risk-free rate	0.62%-0.82%	0.62%-0.78%
Expected volatility	100%-117%	100%-117%
Expected life	3.33-5.00 years	4.34-5.00 years

The following table summarizes derivative warrants outstanding and exercisable as at December 31, 2012:

Issuance	Number of Shares	Weighted Average Exercise Price
Preferred C Shares (a)	16,630,906	$0.20
Consulting Warrants (b)	1,605,818	0.20

	18,236,724	0.20

(a)	Preferred C Shares and Warrants:

In conjunction with the Series C Convertible Preferred Stock (See Note 13) issuance on May 2, 2012, the Company issued preferred stock with warrants. The Preferred C Stock and Warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

(b)	Consulting Warrants:

During the year ended December 31, 2012, the Company issued warrants to consultants for services. The warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price.

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	December 31, 2012
May-2, 2012	605,818	$0.20	May 1, 2017	$88,470	$165,995
September 28, 2012	1,000,000	0.20	September 27, 2017	252,970	276,000

	1,605,818			$341,440	$441,995

(c)	Derivatives cease to exist

During the year ended December 31, 2012, several Series C Preferred Shareholders converted 1,325 shares of Series C Preferred Stock into 6,518,701 shares of the Company’s common stock. As of the date of conversion, the Company reclassified the fair value of the derivative liability to additional paid in capital as the derivative ceased to exist.

During the year ended December 31, 2012, 13,618,184 warrants were cashless exercised into 9,414,998 shares of the Company’s common stock. As of the date of conversion, the Company reclassified the fair value of the derivative liability to additional paid in capital as the derivative ceased to exist.

On December 31, 2012, certain Series C Warrants were amended to waive all full ratchet provisions. As of the date of amendment, the Company reclassified the fair value of the remaining derivative liability for the warrants to additional paid in capital as the derivative ceased to exist.

On March 21, 2013, all remaining Series C Preferred Shareholders agreed to waive all full ratchet provisions. As of the date of amendment, the Company reclassified the fair value of the remaining derivative liability for the Preferred shares to additional paid in capital as the derivative ceased to exist.

NOTE 13 — EQUITY

Common Stock

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

On February 28, 2011, prior to the Merger, the Company entered into Executive Unit Agreements with certain key executives (the “Executives”), pursuant to which the Company sold to the Executives in the aggregate 22,040,000 shares of common stock (“Executive Securities”) at a purchase price of approximately $0.09 per share, and Executives entered into promissory notes with the Company for the same amount. The aggregate purchase price paid by the Executives for the common stock was $2,000,000 subject to the Executive Unit Agreements. The shares purchased by each of the Executives are subject to repurchase by the Company if, prior to February 28, 2013, the Executive’s employment with the Company is terminated for “cause” (as defined in the Executive Unit Agreement) or the Executive resigns from his or her employment without “good reason” (as defined in the Executive Unit Agreement). The Company used the proceeds for working capital purposes. The promissory notes are due on March 1, 2021. The promissory notes bear interest rate at 4.0%, and the accrued interest shall be paid in full on the date on which the final principal payments on these notes are made. The executives shall prepay a portion of the promissory notes equal to the amount of all cash proceeds the Executives receive in connection with their ownership, disposition, transfer or sales of the Executive Securities. At December 31, 2012 and 2011, the outstanding stock subscription receivable balance was $2,828,251 and $2,219,068, which included accrued of $85,000 and $67,068, respectively of interest income related to these notes.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

On February 28, 2011 prior to the Merger, the Company entered into Debt Exchange Agreements with certain key creditors (the “Creditors”), pursuant to which the Creditors cancelled and released the Company from its obligations totaling $3,500,000 and received 40,600,587 shares of common stock at a purchase price of approximately $0.09 per share.

Certain shareholders of the Company organized APS as a hospital management company. In September 2006, UGH LP and APS entered into a Management Services Agreement (the “Management Agreement”), pursuant to which APS provided management services to UGH LP. In consideration for such services, UGH LP was obligated to pay APS a management fee of 5.0% of the net revenues of the Hospital. Net revenues are defined in the Management Agreement as the Hospital’s gross revenues, less adjustments for special contractual rates, charity work and an allowance for uncollectible accounts, all determined in accordance with generally accepted accounting principles. On February 28, 2011, prior to the Merger, UGH LP terminated the management services agreement with APS by issuing 11,600,000 shares of common stock to APS valued at a purchase price of $1,000,000.

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

On April 30, 2012, the Company entered into an Executive Stock Agreement with a key executive (the “Executive”), pursuant to which the Company sold to the Executive in the aggregate 1,071,429 shares of common stock (“Executive Shares”) at a purchase price of approximately $0.14 per share, and the Executive entered into a promissory note with the Company for $150,000. The shares purchased by the Executive are subject to repurchase by the Company if, prior to the second anniversary of the issuance date, the Executive’s employment with the Company is terminated for “cause” (as defined in the Executive Stock Agreement) or the Executive resigns from his employment without “good reason” (as defined in the Executive Stock Agreement). The Executive Shares are subject to time vesting that will vest annually over a two-year period (i.e., 50% per year). The Company used the proceeds for working capital purposes. The promissory note is due and payable on December 31, 2022. The promissory note bears interest rate at 4.0%, and the accrued interest shall be paid in full on the date of on which the final principal payment on this note is made.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

On May 31, 2012, the Company entered into a $2,000,000 promissory note with Northwest Anesthesia and Pain, P.A. (“NWAP”). In lieu of cash interest on the principal balance of this note, the company issued NWAP 2,000,000 shares of the Company’s common stock, $0.001 par value per share, to the payee valued at $520,000

On June 1, 2012, the Company issued 1,865,000 shares of its common stock in connection with the acquisition of UGH Diagnostic Imaging and UGH Physical Therapy at a price of $0.40 per share.

On July 30, 2012, the Company issued 702,376 shares of its common stock in connection with the acquisition of UGH Kingwood Diagnostic and Rehabilitation Center at a price of approximately $0.25 per share.

Sigma Opportunity Fund, LLC purchased from the Company 1,275,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $370,500 in cash. In addition to assist in the financing of the acquisition of the TrinityCare, and the retirement of certain debt, the Company entered into a note purchase agreement with Sigma Opportunity Fund, LLC (the “Service Provider”) in 2012.

On October 11, 2012, the Company entered into a $1,000,000 promissory note with NWAP. In lieu of cash interest on the principal balance of this note, the company issued NWAP 450,000 shares of the Company’s common stock, $0.001 par value per share, to the payee valued at $193,500.

On November 27, 2012, the Company issued 771,664 shares of common stock in connection with the acquisition of UGH Baytown Imaging and UGH Baytown Sleep Evaluation Centers at a price of approximately $0.40 per share.

During the fourth quarter of 2012, the Company issued 6,518,701 common shares upon conversion of 1,325 shares of Series C Preferred Stock.

During December 2012, 13,618,184 warrants were exercised through net share settlement resulting in the issuance of 9,414,998 common shares.

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

On March 10, 2011, the Company issued 3,000 shares of Series B Preferred Stock to Hassan Chahadeh, M.D. which, except as otherwise required by law, has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote so that such shareholder shall always constitute a majority of the Company’s voting rights. Therefore, Hassan Chahadeh, M.D. retains the voting power to approve all matters requiring shareholder approval and has significant influence over the Company’s operations. This preferred issuance has no economic value.

NOTE 14 — SERIES C PREFERRED STOCK AND WARRANTS

On May 2, 2012, the Company completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). During 2012, the total greenshoe exercises was $800,000. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s Common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company’s Common Stock (the “Warrants”) at $0.26, are exercisable at any time, and expire on May 2, 2017. The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On November 1, 2012, the Board declared and paid a quarterly cash dividend of $82,955. At December 31, 2012, the Company accrued $46,921 of the dividend. In addition, for the year ended December 31, 2012, the Company has recorded an accretion non-cash dividend in the amount of $512,190 for the increasing variable dividend rate.

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

Each Preferred Share is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the purchase price of $1,000 by the conversion price of $0.22 per share in effect on the date of the certificate is surrendered for conversion. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition to any other adjustments hereunder, the Conversion Price shall be permanently and cumulatively reduced, and only reduced, by the percentage by which the Corporation fails to meet the Adjusted Net Income amounts set forth in the agreement.

In addition, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expenses were recorded as a contra temporary preferred stock account and are being accreted to expense over the expected maturity of the preferred stock.

During 2012, 1,325 of Preferred Shares were converted to the Company’s common shares, resulting in the issuance of 6,518,701 common shares. As of December 31, 2012, there were 3,379 shares of Company’s Preferred Shares outstanding.

Amendments of Warrants

On December 31, 2012, the Company and each holder of the Warrants entered into a First Amendment to Warrants (the “First Amendment to Warrants”) pursuant to which (i) the full ratchet price protection in the Warrants was deleted, (ii) the Company agreed, subject to certain limited exceptions, not to issue Common Stock for consideration per share less than the then existing exercise price per share under the Warrants without the consent of each holder of the Warrants (each issuance for consideration per share less than the then existing exercise price per share under the Warrants, a “Dilutive Issuance”) and (iii) the holders of the Warrants relinquished their right to require the Company to purchase the Warrants for cash upon the occurrence of certain fundamental transactions. Any new Warrants issued on or after the date hereof by the Company to the Purchasers as “Greenshoe Securities” pursuant to the Securities Purchase Agreement will reflect the amendments to the terms of the Warrants set forth in the First Amendment to Warrants.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Also on December 31, 2012, the Company and the holders of Warrants entered into a Second Amendment to Warrants (the “Second Amendment to Warrants”) (i) to purchase an aggregate of 17,309,090 shares of Common Stock pursuant to which the exercise price per share for such holders was reduced to $0.15 per share if and only if such Warrants are exercised on or before December 31, 2012, (ii) each holder of the Warrants consented to the issuance of Common Stock at an exercise price of $0.15 per share as contemplated by the Second Amendment to Warrants, which issuance would constitute a Dilutive Issuance, (iii) the Post-2012 Exercise Price has been adjusted hereunder to $0.24 as of January 1, 2013 (iv) each holder of Preferred Shares waived the full ratchet price protection that would otherwise be triggered under the Certificate of Designation relating to the Preferred Shares by the issuance of Common Stock at an exercise price of $0.15 as contemplated by the Second Amendment to Warrants.

At December 31, 2012, warrants were outstanding to purchase up to 9,369,456 of the Company’s common shares. During December 2012, 13,618,184 of these warrants were exercised through net share settlement resulting in the issuance of 9,414,998 common shares.

Distributions of Noncontrolling Interests

During 2012, the Company distributed cash to holders of noncontrolling interests of $172,762.

NOTE 15 — GAIN ON EXTINGUISHMENT OF LIABILITIES

During 2012 and 2011, the Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. In addition, the Company also settled certain debt obligations with debt holders and reduced principal balance, accrued interest, taxes and penalties due on promissory notes that have been extinguished in accordance with the statute of limitations. For the years ended December 31, 2012 and 2011, the Company recognized a gain on extinguishment of liabilities of $3,644,068 and $4,441,449, respectively.

The Company evaluated the classification of these gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of liabilities” within income from continuing operations in the accompanying Income Statements for the years ended December 31, 2012 and 2011.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 16 — INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).

Prior to restructuring that occurred in March 2011, the Company operated as limited partnerships for federal and state income tax purposes. With the exception of the state of Texas, the income tax liabilities and/or benefits of the Company passed through to its unit holders. As a result of the 2011 restructuring, the Company is taxed as a C Corporation.

The Company files separate federal income tax returns for each of its subsidiaries and combined Texas state tax returns in 2011 and 2012.

The provision for income taxes consists of the following:

	December 31, 2012	December 31, 2011
Current
Federal	$11,478,026	$—
State	478,051	443,862

Total current tax provision (benefit)	11,956,077	443,862
Deferred
Federal	(7,391,882)	—
State	—	—

Total deferred tax provision (benefit)	(7,391,882)	—

Total provision for income taxes	$4,564,195	$443,862

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Current deferred tax assets
Accrued compensated absences	$302,741	$417,398
Accrued expenses	557,878	972,304
Bad debt reserve	1,982,666	2,757,428
Earned resident fees	83,596	—

	2,926,881	4,147,130
Valuation allowance	(1,197,771)	—

Total Current deferred tax assets	1,729,110	4,147,130

Non-current deferred tax assets
Net operating loss carry-forwards	3,338,538	1,072,085
Investment in partnerships	12,255,276	—
Warrants	81,161	—

	15,674,975	1,072,085
Valuation allowance	(6,411,272)	(2,277,835)

Total non-current deferred tax assets	9,263,703	(1,205,750)

Deferred tax liabilities:
Non-current deferred tax liabilities
Difference in amortization basis of intangibles	(282,078)	—
Difference in depreciable basis of property	(8,322,219)	(2,941,380)

Total non-current deferred tax liabilities	(8,604,297)	(2,941,380)

Net non-current deferred tax assets	$659,406	$—

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient future taxable income during the period in which the Company’s temporary differences become deductible for tax purposes. Based upon this assessment, the Company must evaluate the need for, and amount of, valuation allowances against the Company’s existing deferred tax assets. To the extent that facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the years ending December 31, 2011, and 2012, the Company provided a valuation allowance against a portion of the deferred tax assets existing as of the reporting date and the change in the valuation allowance between years was provided in the Company’s tax expense. The deferred tax assets at December 31, 2012 include the basis differences that existed as of the date of conversion of the partnerships to a C Corporation in 2011. In addition, the Company has reflected the increase in the valuation allowance of approximately $4 million for the deferred tax assets that existed at the date of the conversion of the Company’s status as a partnership to a C Corporation which were not given benefit in purchase accounting due to the realizability of the benefit of the deferred tax assets not meeting the more likely than not criteria.

In connection with the acquisition of UGHS Dallas Hospitals, Inc, the company recorded deferred tax liabilities and additional goodwill of $ 4.9 million at the date of the acquisition.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011
Book income	$273,117	$(1,002,766)
Meals and entertainment	28,227	35,293
Penalties	274,323	490,266
Gain on extinguishment of debt	1,732,165	(1,732,165)
Liabilities to related parties	(293,757)	293,757
Accrued compensated absences	(154,194)	154,194
Allowance for doubtful accounts	(600,549)	600,549
Depreciation	(88,787)	88,787
Valuation allowance	(1,284,911)	1,072,085
Texas state income tax	735,463	443,862
Change in derivative accruals	4,126,684	—
Change in tax rate	(283,701)	—
Acquisition related costs	4,344,544	—
True-up valuation allowance	(4,046,297)	—
Other	(198,132)	—

Income tax expense	$4,564,195	$443,862

Certain reclassifications have been made to the prior year’s tax provision to conform to the current year presentation. In addition, certain prior year immaterial items have been adjusted in the current year tax provision, which relate to acquisition costs and the adjustment of the valuation allowance.

The Company has net operating loss carryforwards for income tax purposes of approximately $9,500,000 which, if not utilized, will expire in varying amounts between 2031 and 2032. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize net operating loss carryforwards if it experiences an “ownership change”. In general terms, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our net operating loss carry-forwards would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused net operating loss carry-forwards in excess of the annual limitation may be carried over to later years. The Company may be subject to the limitations under Section 382 as it intends to complete additional acquisitions in 2012 and future years.

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

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $478,051 and $443,862 in state income tax expense for the years ended December 31, 2012 and 2011, respectively.

NOTE 17 — SEGMENT INFORMATION

Under ASC Topic No. 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate Discrete Financial Information is available, that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is composed of the chief executive officer, chief financial officer and members of senior management. The Company operates in three lines of business—(i) as a hospital, (ii) as a senior living care community, and (iii) as a support services company.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

Before the second quarter of 2011, the Company reported one operating segment, the Hospital. As a result of the acquisitions of TrinityCare and Autimis in June 2011 and Sybaris in December 2011, the Company changed its reportable segments as follows:

(i)	Hospitals. The Company currently owns, manages and operates two hospitals, which offer a variety of medical and surgical services with a total of 180 beds. The hospitals provide inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, sleep lab, speech therapy, bariatrics, orthopedics, lab, and wound care. The Company’s hospitals provide 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. This business segment also includes the ownership of free-standing ambulatory surgery centers in markets that the Company targets for expansion.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital and University General Hospital Dallas, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

The following table presents selected financial information for the Company’s operating segments:

	For the Year Ended December 31,
	2012	2011
Revenues
Hospital	$102,764,871	$67,047,460
Senior living	7,946,793	3,661,450
Support Services	9,809,509	1,386,838
Intersegment revenues	(7,297,915)	(921,199)

Total revenues	$113,223,258	$71,174,549

Depreciation and amortization
Hospital	$6,136,810	$6,686,877
Senior living	2,596,214	572,167
Support Services	482,689	77,666

Total depreciation and amortization	$9,215,713	$7,336,710

Operating income from operations
Hospital	$19,581,998	$2,397,901
Senior living	(406,164)	87,326
Support Services	(112,366)	8,857
Intersegment income	—	—

Total operating income	$19,063,468	$2,494,084

Capital expenditures
Hospital	$5,460,031	$682,734
Senior living	183,769	113,925
Support Services	171,354	34,448

Total capital expenditures	$5,850,056	$831,107

	As of December 31,
	2012	2011
Total segment assets
Hospital	$124,237,686	$62,233,413
Senior living	40,459,251	42,378,141
Support Services	10,143,625	9,890,368

Total assets	$174,840,562	$114,501,922

NOTE 18 — SUBSEQUENT EVENTS

On February 15, 2013, the Company acquired a physical therapy center (the “Woodlands Center”) from The Hospital Spine and Rehabilitation Center, a health service operations company near The Woodlands, Texas. The Company operates the Woodlands Center as an HOPD of UGH under the name “UGH Woodlands Physical Therapy.”

On March 25, 2013, the Company acquired a physical therapy center in Ennis, Texas, approximately 32 miles from University General Hospital Dallas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGH Physical Therapy of Ennis.”

On May 10, 2013, the Company acquired a diagnostic imaging center in Waxahachie, Texas, approximately 22 miles south of University General Hospital Dallas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGHS Waxahachie Diagnostic Center.”

On June 1, 2013, the Company acquired a pain management medical practice based in Waxahachie, Texas. This practice also has a location in Corsicana, Texas, which is approximately 21 miles south of the Company’s physical therapy center in Ennis, Texas.

University General Health System, Inc.

Notes to the Consolidated Financial Statements — (Continued)

On July 1, 2013, the Company acquired an ambulatory surgery center in Waxahachie, Texas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGHS Waxahachie Diagnostic Center.”

On October 1, 2013, the Company acquired four physical therapy centers in the Southern region of Houston, Texas. The Company operates the centers as HOPDs of University General Hospital.

These acquisitions further contribute to the expansion of the Company’s regional network in the north Houston and Dallas metropolitan areas. The total aggregate purchase consideration, including assumed liabilities, for these acquisitions was approximately $4,700,000.