Form 10-Q
period 2013-03-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2014-02-03
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 23, 2014, there were 376,816,527 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,246,620	$1,188,230
Accounts receivable, less allowance for doubtful accounts of $25,190,203 and $21,422,475	16,985,398	20,941,005
Inventories	1,486,661	1,458,089
Prepaid expenses and other assets	3,823,796	3,986,378
Current deferred taxes	1,178,466	1,729,150

Total Current Assets	24,720,941	29,302,852
Long-Term Assets
Property, equipment and leasehold improvements, net	97,397,338	96,965,889
Intangible assets, net	5,575,153	5,919,000
Goodwill	39,714,707	39,271,829
Deferred tax assets	1,210,089	659,405
Other non-current assets, net	2,078,152	2,721,587

Total Long-Term Assets	145,975,439	145,537,710

Total Assets	$170,696,380	$174,840,562

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$9,228,692	$9,699,411
Payables to related parties	2,167,724	2,133,053
Accrued expenses	12,148,848	11,938,589
Payroll taxes payable	2,229,947	1,610,836
Income tax payable	11,956,697	11,813,198
Deferred revenue	318,245	238,846
Notes payable, current portion	33,683,736	26,089,305
Notes payable to related parties, current portion	1,630,156	1,853,380
Capital lease obligations, current portion	805,410	826,800
Derivative liability	888,199	4,897,053

Total Current Liabilities	75,057,654	71,100,471
Long-Term Liabilities
Lines of credit, less current portion	14,353,294	12,579,933
Notes payable, less current portion	36,425,692	46,947,860
Capital lease obligations, less current portion	30,751,379	30,928,491

Total Long-Term Liabilities	81,530,365	90,456,284
Total Liabilities	156,588,019	161,556,755
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 4,474 and 3,379 shares issued and outstanding, respectively ($1,000 stated value)	3,527,543	2,566,308
Shareholders’ Equity and (Deficiency)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B—3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 362,907,748 and 343,459,294 shares issued and outstanding, respectively	362,908	343,459
Additional paid-in-capital	82,652,867	65,419,774
Shareholders’ receivables	(2,475,569)	(2,828,251)
Accumulated deficit	(74,846,812)	(57,186,915)

Total shareholders’ equity	5,693,397	5,748,070
Noncontrolling interest	4,887,421	4,969,429

Total equity	10,580,818	10,717,499

Total Liabilities and Shareholders’ Equity	$170,696,380	$174,840,562

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Patient service revenues, net of contractual adjustments	$30,277,221	$18,014,645
Provision for doubtful accounts	(3,499,085)	(1,396,912)

Net patient service revenue less provision for doubful accounts	26,778,136	16,617,733
Senior living revenues	1,994,642	1,868,433
Support services revenues	1,344,828	483,700
Other revenues	1,207,700	117,189

Total revenues	31,325,306	19,087,055
Operating expenses
Salaries, wages and benefits	20,099,192	8,281,991
Medical supplies	4,949,282	2,932,125
General and administrative expenses (includes related party expenses of $273,451 and $304,614, respectively)	11,233,705	4,227,502
Gain on extinguishment of liabilities	—	(96,739)
Depreciation and amortization (includes related party expenses of $0 and $171,290, respectively)	2,992,957	1,725,173

Total operating expenses	39,275,136	17,070,052

Operating income (loss)	(7,949,830)	2,017,003
Other income (expense)
Interest expense, net of interest income of $21,500 and $20,000 (includes related party interest expense $36,774 and $616,229)	(1,747,416)	(1,437,965)
Other income	—	11,583
Direct investor expense	(4,927,337)	—
Change in fair market value derivatives	(2,390,627)	—

Income (loss) before income tax	(17,015,210)	590,621
Income tax expense	143,499	99,000

Income (loss) before noncontrolling interest	(17,158,709)	491,621
Net income (loss) attributable to noncontrolling interests	82,008	(2,183)

Net income (loss) attributable to the Company	$(17,076,701)	$489,438

Less: Cash dividend-Convertible Preferred C Stock	(35,794)	—
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(479,611)	—

Net income (loss) attributable to common shareholders	$(17,592,106)	$489,438

Basic and diluted income (loss) per share data:
Basic earnings (loss) per common share	$(0.05)	$0.00

Basic weighted average shares outstanding	355,871,573	283,440,226

Diluted earnings (loss) per common share	$(0.05)	$0.00

Diluted weighted average shares outstanding	355,871,573	283,440,226

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(17,158,709)	$491,621
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,992,957	1,725,173
Provision for doubtful accounts	3,499,085	1,396,912
Gain on sales of assets	—	(11,583)
Gain on extinguishment of liabilities	—	(96,739)
Compensation expense	3,636,000	—
Direct investor expense	4,927,337	—
Change in fair market value of derivatives	2,390,627	—
Other	224,847	—
Net changes in operating assets and liabilities:
Accounts receivable	456,522	(1,963,624)
Related party receivables and payables	34,671	89,595
Inventories	(28,572)	10,733
Prepaid expenses and other assets	92,291	343,406
Accounts payable, accrued expenses and taxes payable	548,219	951,097
Deferred revenues	79,399	34,446

Net cash provided by operating activities	1,694,674	2,971,037

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(2,272,414)	(295,319)
Business acquisitions, net of cash acquired	(679,158)	—
Investments in unconsolidated affiliates	60,000	—

Net cash used in investing activities	(2,891,572)	(295,319)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	27,662,480	—
Payments of revolving credit facility borrowings	(25,889,119)	—
Distribution to noncontrolling interests	—	(172,762)
Issuance of Preferred Series C Convertible Stock, net issuance costs	2,899,181	—
Dividend paid on Preferred Series C Convertible Stock	(67,791)	—
Payments on notes payable	(2,927,737)	(2,275,465)
Payments on notes payable to related party	(223,224)	(118,398)
Payments on capital leases	(198,502)	(223,217)

Net cash provided by (used in) financing activities	1,255,288	(2,789,842)

Net increase (decrease) in cash and cash equivalents	58,390	(114,124)
Cash and cash equivalents:
Beginning of period	1,188,230	538,018

End of period	$1,246,620	$423,894

Supplemental disclosures of cash flow information:
Interest paid	$1,595,540	$1,245,269
Income taxes paid	$—	$383,434
Supplemental noncash investing activities:
Property and equipment additions financed	$—	$374,904
Supplemental noncash financing activities:
Issuance of common stock	$3,883,250	$—
Noncash consideration paid for acquisitions	$26,474	$—
Dividend on Preferred C Convertible Stock	$35,794	$—
Derivative ceases to exist	$11,637,078	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of University General Health System, Inc. (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” or “U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at March 31, 2013, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 30, 2013 and 2012. Although the Company believes the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the quarter ended March 31, 2013 are not necessarily indicative of the results expected for a full year.

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

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritized the inputs into three broad levels:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following tables present the Company’s derivative liability measured at fair value on a recurring basis in the Consolidated Balance Sheets (Unaudited):

	March 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities:
Balance, December 31, 2012	$4,897,053	$—	$—	4,897,053
Issuance of Preferred C Shares	5,237,597	—	—	5,237,597
Issuance of Consulting Warrants	—	—	—	—
Derivatives cease to exist	(11,637,078)	—	—	(11,637,078)
Change in fair market value derivatives	2,390,627	—	—	2,390,627

Balance, March 31, 2013	$888,199	$—	$—	$888,199

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

Series C Preferred Stock. As more fully described in Note 13, the Company issued Series C Preferred Stock, which is classified in temporary equity in accordance with ASC 480-10-S99-3A on the Consolidated Balance Sheets. The Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore should not be included in permanent equity. The Series C Preferred Stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

Debt Issuance Costs. Debt issuance costs are accounted for as a deferred charge and are amortized on a straight-line basis over the terms of the related financing agreements. The balance of the debt issuance costs, net of accumulated amortization of $2,114,468 and $1,425,533, is $1,246,782 and $1,724,582 at March 31, 2013 and December 31, 2012, respectively.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. For the quarter ended March 31, 2013, 22,018,760 and 10,310,127 common shares attributable to Series C convertible preferred stock and Preferred C warrants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported period. For the quarter ended March 31, 2012, the Company did not have any potentially dilutive common share.

The following table summarizes the components used to determine total diluted shares:

	March 31,
	2013	2012
Net income (loss) attributable to common shareholders	$(17,076,701)	$489,438
Less: Cash dividend-Convertible Preferred C Stock	(35,794)	—
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(479,611)	—

Net income (loss) attributable to common shareholders	$(17,592,106)	$489,438

Basic and diluted weighted average shares outstanding	355,871,573	283,440,226
Basic and diluted loss per common share	$(0.05)	$0.00

NOTE 2 – BUSINESS OPERATIONS

The Company currently operates two general acute care hospitals, a 69-bed facility in Houston and a 111-bed facility in Dallas, three ambulatory surgical centers (“ASC“s), two hyperbaric wound care centers, three diagnostic imaging centers, four physical therapy centers, a sports and rehabilitation center, two sleep centers, six senior living facilities, three of which are owned and all of which are managed by the majority-owned management company. The Company also offers billing, coding and other revenue cycle management services as well as food, hospitality, and other services to both its facilities and outside clients. The Company plans to complete additional complementary acquisitions in future years in Texas and other markets.

Following the Merger, the Company consummated acquisitions of complementary businesses, further discussed below, and as of March 31, 2013, the Company owned or operated the following centers:

•	University General Hospital (“UGH”), which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas, and also consists of Mainland Surgery Center, a free-standing ambulatory surgery center in Dickinson, Texas and the following hospital outpatient departments (HOPDs):

•	University General Hospital -Hyperbaric Wound Care Center

•	UGH Baytown Endoscopy, which is a 3-bed ambulatory surgery center

•	UGH Diagnostic Imaging and UGH Physical Therapy

•	UGH KW Imaging and UGH KW Sleep Center

•	UGH Robert Horry Center for Sports and Physical Rehabilitation

•	UGH Baytown Imaging and UGH Sleep Evaluation

•	UGH Woodlands Physical Therapy

•	University General Hospital Dallas (formerly known as South Hampton Community Hospital) which is a 111-bed general acute care hospital near downtown Dallas in Dallas, Texas, and also consists of UGHS Physical Therapy of Ennis, an HOPD of University General Hospital Dallas.

•	Senior Living which consists of

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Support Services which consists of

•	UGHS Autimis Companies, which are a revenue cycle management company and a specialized health care coding company that serve hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc, which is a luxury hospitality service provider and facilities management company.

The Company plans to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

As of March 31, 2013, the Company operated under three segments of business: Hospital, Senior Living and Support Services. The Company intends to aggressively pursue its acquisitions strategy in future years.

NOTE 3 – REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenue Recognition

The Company recognizes revenues in the period in which services are performed. The Company derives a significant portion of its revenues from the hospital segment. Accordingly, the revenues reported in the Company’s Consolidated Statements of Operations are recorded at the net amount expected to be received.

Hospital Segment

The Company recognizes net patient service revenues in the reporting period in which it performs the service based on its current billing rates (i.e., gross charges), less adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, managed care and other health plans). The Company records gross service charges in its accounting records on an accrual basis using its established rates for the type of service provided to the patient. The Company recognizes an estimated contractual allowance to reduce gross patient charges to the amount it estimates it will actually realize for the services rendered based upon previously agreed to rates with a payor. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discount charges, and per diem payments. Such estimated contractual allowances are based primarily upon historical collection rates for various payers, and assumes consistency with regard to patients discharged in similar time periods for the same payor classes. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies and patients.

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage for government, commercial and managed care contracts differed by 1.0% at March 31, 2013 from its estimated reimbursement percentage, net revenues for the three months ended March 31, 2013 would have changed by approximately $1.5 million, and net accounts receivable at March 31, 2013 would have changed by approximately $0.9 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and reports them in the periods that such adjustments become known.

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Gross patient service revenues	$160,442,909	$83,941,480
Less estimated contractual adjustments and discounts	(130,165,688)	(65,926,835)

Revenues before provision for doubtful accounts	$30,277,221	$18,014,645
Provision for doubtful accounts	(3,499,085)	(1,396,912)

Net patient service revenues	$26,778,136	$16,617,733

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Three Months Ended March 31,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$17,131,505	64.0%	$10,479,784	63.1%
Government-related programs	12,285,086	45.9	6,020,116	36.2
Self-pay patients	860,630	3.2	1,514,745	9.1

Revenues before provision for doubtful accounts	30,277,221	113.1	18,014,645	101.4
Provision for doubtful accounts	(3,499,085)	(13.1)	(1,396,912)	(8.4)

Net patient service revenue less provision for doubful accounts	$26,778,136	100.0%	$16,617,733	100.0%

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

Support Services Segment

Billing and coding revenues are generated from revenue cycle management services provided by UGHS Autimis Billing Inc. and UGHS Autimis Coding Inc. to the Hospital operating segment and other third-party clients. Fees charged for these services are defined in service agreements and based upon a stated percentage of cash collections. Food and support services revenues are generated from environmental, food and nutrition, and facilities management services by Sybaris Group Inc. to clients in the Houston metropolitan area. Revenue is recognized as services are performed. Billing, coding and food and support services revenue received from the Hospital operating segment has been eliminated in consolidation.

Accounts Receivable

Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs consist of Medicare and Medicaid. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012
Commercial and managed care providers	66.2%	74.6%
Government-related programs	29.9%	23.5%
Self-pay patients	3.9%	1.9%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $113,434,099 and $112,109,840, net of contractual adjustments of $72,261,675 and $70,298,242 as of March 31, 2013 and December 31, 2012, respectively. Additionally, the Company had other accounts receivable of $1,003,177 and $551,882 as of March 31, 2013 and December 31, 2012. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables.

Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At March 31, 2013 and December 31, 2012, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 3.9% and 1.9% of the Company’s accounts receivable balance after allowance for doubtful accounts. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to its hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. The Company’s estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally, the Company reserves as uncollectible all governmental and non-governmental accounts over 180 days from discharge. This method is monitored based on its historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of its collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay its governmental receivables. The allowance for doubtful accounts was $25,190,203 and $21,422,475 as of March 31, 2013 and December 31, 2012, respectively.

The Company’s allowance for doubtful account for self-pay patients increased to 97% of self-pay accounts receivable at March 31, 2013 from 96% of self-pay accounts receivable at December 31, 2012 while the Company’s total allowance for doubtful accounts for all payors increased to 22% of gross accounts receivable at March 31, 2013 from 19% at December 31, 2012. This resulted in an increase in the overall provision for doubtful accounts, including self-pay and other third party payers considered to be uncollectible of $3,499,085 from $1,396,912 as of the quarter end March 31, 2013 and 2012, respectively. The increase was a result of the deterioration of the accounts receivable aging.

NOTE 4 – GOING CONCERN

The Company had net loss attributable to the Company of $17,076,701 and net cash provided by operating activities of $1,694,674 for the three months ended March 31, 2013 as compared to net cash provided by operating activities by $2,971,037 for the analogous period of 2012. The Company also had negative working capital of $50,336,713 at March 31, 2013 as compared to $41,797,619 as of December 31, 2012 and cash and cash equivalents were $1,246,620 at March 31, 2013 as compared to $1,188,230 at December 31, 2012.

The negative working capital, relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required tax payments which are past due raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

The Company is currently working with certain funding sources to obtain additional funding to support current working capital requirements. Further, management believes that the Company will have additional opportunities in the future to raise capital in the public markets.

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

NOTE 5 – ACQUISITIONS

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

The following table summarizes the considerations paid for the acquired assets and the acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheet at the acquisition date.

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

Assets
Current assets	$830,267
Property and equipment	25,813,000
Other noncurrent assets	76,000
Goodwill	10,082,226

Total assets acquired	36,801,493

Liabilities
Accounts payable and accrued expenses	1,178,448
Deferred tax liabilities	4,967,611
Capital lease, current portion	30,759
Contingent liability	283,163
Third party payor	333,026

Total liabilities assumed	6,793,007

Total purchase consideration	$30,008,486

Woodlands Physical Therapy and Physical Therapy of Ennis

On February 15, 2013, the Company acquired a physical therapy center (the “Woodlands Center”) from The Houston Spine and Rehabilitation Center, a health service operations company near The Woodlands, Texas. The Company operates the Woodlands Center as an HOPD of UGH under the name “UGH Woodlands Physical Therapy.” The purpose of the acquisition was to expand the Company’s regional network into the northern areas of metropolitan Houston and increase market share.

The total purchase consideration for the Woodlands Center was $99,160 in cash. The purchase included fixed assets of $79,508 and non-compete consideration of $19,652. The Company also agreed to assume accrued paid time off totaling $6,474 and a commitment bonus of $20,000 according to the acquired employment agreement. As a result, the Company recorded a goodwill balance of $26,474. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

In addition, the Company expensed transaction and acquisition-related costs of $190,000 for competing offers, which the seller agreed was for good and valuable consideration, not to solicit or accept any offers prior to the closing date to purchase any of the assets or acquire any of the equity interests in the seller’s business. These competing offers costs are included in general and administrative expenses on the Company’s consolidated statement of operations.

On March 25, 2013, the Company acquired a physical therapy center in Ennis, Texas, approximately 32 miles from University General Hospital Dallas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGH Physical Therapy of Ennis.” The purpose of the acquisition was to expand the Company’s regional network into the Dallas surrounding areas and increase market share.

The total purchase consideration for the UGH Physical Therapy of Ennis was for $580,000 in cash. The purchase included fixed assets of $55,256. As a result, the Company recorded a goodwill balance of $524,744. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

These acquisitions were accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the quarters ended March 31, 2013 and 2012 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	March 31,
	2013	2012
Revenues	$31,425,161	$26,030,820
Income from operations	(7,929,859)	912,020
Net income attributable to the Company	(17,572,135)	(615,545)
Basic income per share	(0.05)	(0.00)
Diluted income per share	(0.05)	(0.00)
Net income attributable to common shareholders	(18,087,540)	(615,545)
Basic income per share	(0.05)	(0.00)
Diluted income per share	(0.05)	(0.00)

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill and intangible assets related to its Hospital, Senior Living and Support Services Segments.

Goodwill

The changes in the carrying amount of goodwill by reportable segment for March 31, 2013 were as follows:

	Hospital	Senior Living	Support Services	Total
Balance at December 31, 2012	$17,071,955	$15,277,990	$6,921,884	$39,271,829
Acquisitions	26,474	—	—	26,474
Purchase price adjustments	(108,337)	—	—	(108,337)

Balance at March 31, 2013	$16,990,092	$15,277,990	$6,921,884	$39,189,966

Intangible Assets

As part of the acquisitions of TrinityCare and Autimis on June 30, 2011, the Company acquired the rights to the developed software, customer relationships, tradename, and non-compete agreements which were identified as finite-lived intangible assets. The fair value of customer relationship, tradename and non-compete agreements were capitalized as of the acquisition date and subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years. The Company recorded the developed software technology of Autimis as an allocation of purchase price based on the fair value. The software is amortized on a straight-line basis over the estimated 10 year life. The balance of the intangible asset, net of accumulated amortization of $2,544,500 and $2,181,000, is $5,575,153 and $5,919,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 7 — DEBT OBLIGATIONS

Lines of Credit

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at March 31, 2013 was $646,706. At March 31, 2013, the Company was in compliance with all of the financial debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $442,224, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of March 31, 2013 of $14,353,294.

Notes Payable

The Company’s third party notes payable consisted of the following:

	March 31, 2013	December 31, 2012
Note payable, maturing on December 31, 2012, interest rate of 6.5% at March 31, 2013	$297,513	$347,513
Notes payable, maturing on June 27, 2013 and June 26, 2013, interest rate of 12.0% and 18% at March 31, 2013	2,900,000	3,000,000
Note payable, maturing on May 31, 2013, interest rate of 6.0% at March 31, 2013	2,740,643	2,740,643
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates of 6.0% at March 31, 2013	2,449,108	2,569,231
Note payable, maturing on June 30, 2013, interest rate of 3.51% at March 31, 2013	624,565	885,882
Notes payable for $1 million and $2 million, maturing in June and July, 2013 , interest rate of 25.8% and 22.3% at March 31, 2013	3,000,000	3,000,000
Note payable, maturing on September 1, 2013, interest rate of 7.0% at March 31, 2013	2,666,667	4,000,000
Note payable, maturing on November 29, 2013, interest rate of 4.25% at March 31, 2013	481,530	481,530
Notes payable, maturing on November 30, 2013, interest rate of 5.0% at March 31, 2013	574,531	784,663
Note payable, maturing on December 31, 2013, interest rate of 6.5% at March 31, 2013	1,473,126	1,767,126
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 13, 2014, interest rate of 6.5% at March 31, 2013	5,579,448	5,621,506
Mortgage payable to Trustmark National Bank, maturing on January 31, 2014, interest rate of 5.0% at March 31, 2013	4,309,311	4,489,311
Note payable, maturing on July 15, 2014, interest rate of 5.0% at March 31, 2013	5,315,250	5,315,250
Note payable to a shareholder, maturing in October 1, 2017, interest rate of 2.43%, with a discount of $59,960 at March 31, 2013	1,040,040	1,075,726
Note payable, maturing on October 10, 2017, interest rate 6.5% at March 31, 2013	162,553	162,553
Notes payable, maturing on January 5, 2023, interest rate of 4.25% at March 31, 2013	28,500,000	28,500,000
Subordinated promissory notes, maturing in 2028, interest rate of 15.0% at March 31, 2013	600,000	700,000
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at March 31, 2013	6,080,281	6,098,818
Note payable to a shareholder, due on demand, interest rates ranging from 0.0% to 15.0%	284,105	339,000
Various notes payable, due on various dates, interest rates ranging from 0.0% to 9.0% at March 31, 2013	316,357	372,501
Various notes payable, due on various dates, bearing interest ranging from 0% to 10.5%, at March 31, 2013	714,400	785,912

Total debt	$70,109,428	$73,037,165
Less: current portion	(33,683,736)	(26,089,305)

Total debt, less current portion	$36,425,692	$46,947,860

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012, then subsequently extended to December 31, 2013, and modified the interest rate to 6.5%. At March 31, 2013 and December 31, 2012, the total outstanding balance of these notes was $1,473,126 and $1,767,126, respectively.

In November 2006, the Company entered into a $1,000,000 promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 29, 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At March 31, 2013 and December 31, 2012, the amount outstanding on this note was $481,530.

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013, bears interest rate of 6.0%. As of March 31, 2013 and December 31, 2012, the outstanding balance was $2,740,643.

On May 31, 2012, the Company entered into a $2,000,000 promissory note and on October 11, 2012 the Company entered into another $1,000,000 promissory note with Northwest Anesthesia and Pain, P.A. In lieu of cash interest on the principal balance of these notes, payee received interest in the form of an aggregate of 2,000,000 shares of the Company’s common stock on May 31, 2012 and 450,000 shares of the Company’s common stock on October 1, 2012, $0.001 par value per share of the Company, which is an equivalent to 22.3% and 25.8% per annum. These notes are payable on July 31, 2013 and June 30, 2013. At March 31, 2013 and December 31, 2012, the amount outstanding on this note was $3,000,000.

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 27, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012. On September 28, 2012 the Company entered into a second $1,000,000 note purchase agreement with the Service Provider to purchase 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $162,500 in cash. On December 27, 2012, the Company entered into a third $2,000,000 note purchase agreement with the Service Provider to purchase 650,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $208,000 in cash. Advances under the second and third notes purchase agreements mature on February 8, 2013 and June 26, 2013, and bear interest rate at 12.0% and 18.0% per annum. The notes purchase agreements are securitized by 100% of the assets of the Company. The total principal is payable on the maturity date, but under certain conditions may be extended. The notes purchase agreements contain certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At March 31, 2013 and December 31, 2012, the amount outstanding on this note was $2,900,000 and $3,000,000, respectively.

On September 28, 2012, the Company entered into a secured term loan with an original principal amount of $4,000,000 with MidCap Financial, LLC, bearing interest at 7.0% and will be repaid in monthly principal payments over a period of nine months beginning on January 1, 2013. Interest on term loan shall be paid in arrears on the first day of each month and on maturity of such loan. The purpose of this term loan is to pay UGH’s payroll tax delinquencies to the Internal Revenue Service. As of March 31, 2013 and December 31, 2012, the outstanding balance on this loan was $2,666,667 and $4,000,000.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012. The promissory note bears an interest rate of 5.0% and is payable on July 15, 2013. At March 31, 2013 and December 31, 2012, the amount outstanding on this note was $5,315,250.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At March 31, 2013 and December 31, 2012, the amount outstanding on these notes was $2,449,108 and $2,569,231, respectively. In addition, the Company assumed three mortgage notes totaling $17,463,982 at the acquisition date. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. In August 2012, the Company and the financial institutions agreed to extend the terms of two mortgage notes for an additional 18 months, which will mature in January 2014. The Company has engaged Lancaster Pollard Mortgage Company to refinance these two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years. As of March 31, 2013 and December 31, 2012, the total outstanding on these notes was $15,969,040 and $16,209,635, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of March 31, 2013 and December 31, 2012 the total outstanding balance of these notes was $600,000 and $700,000.

On June 30, 2012, the Company entered into two new notes with a third-party financial institution in the amount of $1,100,363, bearing interest rate of 3.51%. The purpose of these finance agreements is to purchase general liability and malpractice insurance policies for the Company. At March 31, 2013 and December 31, 2012, the outstanding balance was $624,656 and $885,882, respectively.

In connection with the UGH Kingwood Diagnostic and Rehabilitation Center acquisition, the Company assumed four promissory notes totaling $1,230,569 from the sellers on July 30, 2012. The promissory notes bear interest rates ranging from 0.0% to 9.0% and will be repaid with monthly installments which will be maturing from September 15, 2012 to April 12, 2016. At March 31, 2013 and December 31, 2012, the total amount outstanding on these notes was $316,357 and $372,501, respectively.

In connection with the UGH Baytown Sleep and Diagnostic Imaging Centers acquisitions, the Company entered into two promissory notes of $97,760 and $686,903 with sellers on November 27, 2012. The promissory notes bear interest rate at 5.0% and will be repaid with monthly installments beginning January 15, 2013, which will be maturing on November 30, 2013. At March 31, 2013 and December 31, 2012, the total amount outstanding on these notes was $574,531 and $784,663, respectively.

In connection with the UGHS Dallas Hospitals Inc. acquisition on December 14, 2012, the Company entered into a $28.5 million installment promissory note (the “Purchase Promissory Note”) with First National Bank. The purchase promissory note bears a fixed interest rate at 4.25% per annum, monthly principal and interest payments amortized on a 20-year basis, and a maturity date is ten years from the date of issuance. The interest rate after maturity shall be 18% per annum. The purchase promissory note is secured by 100% stock, real property, inventory and equipment of UGHS Dallas Hospitals, Inc., all as set forth in the loan agreement. The loan contains various terms and conditions, including operational and financial restrictions and limitations, affirmative and negative covenants, all as set forth in the loan agreement. At March 31, 2013 and December 31, 2012, the total amount outstanding on these notes was $28.5 million.

The Company recognized total interest expense on all of its notes payable of $1,130,482 and $562,619 for the quarters ended March 31, 2013 and 2012, respectively. The Company accrued interest payable of $912,043 and $619,610 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 8 —LEASE OBLIGATIONS

Capital Leases

The Company has nine capital lease obligations with six financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $24,010,904 at March 31, 2013. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable 0 to 280 monthly installments, and mature between January 9, 2013 and July 30, 2036. As of March 31, 2013 and December 31, 2012, the Company had capital lease obligations of $31,556,789 and $31,755,291, respectively. The interest expense related to the capital lease obligation was $524,875 and $595,900 for the years ended March 31, 2013 and 2012, respectively.

Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at March 31, 2013, are summarized as follows:

	Minimum
	Leases		Principal
	Payments	Less: Interest	Payments
2014	$2,910,824	$2,105,414	$805,410
2015	2,493,673	2,047,523	446,150
2016	2,410,357	2,028,022	382,335
2017	2,480,861	1,996,334	484,527
2018	2,497,583	1,961,807	535,776
Thereafter	51,694,828	22,792,237	28,902,591

Total minimum lease payments	$64,488,126	$32,931,337	$31,556,789
Less current portion	2,910,824	2,105,414	805,410

Long-term portion	$61,577,302	$30,825,923	$30,751,379

NOTE 9 — RELATED PARTY TRANSACTIONS

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	March 31,	December 31,
	2013	2012
Interest on notes payable to shareholders	$1,235,217	$1,200,546
Payable to Sybaris	932,507	932,507

Total payables to related parties	$2,167,724	$2,133,053

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2013	2012
Interest expense	$36,776	$616,229
General and administrative expense	273,451	304,614
Amortization expense	—	171,290

Total	$310,227	$1,092,133

Other Related Party Transactions

A certain shareholder of the Company organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the quarters ended March 31, 2013 and 2012, UGH LP incurred total service expenses of $174,677 and $90,170, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable for services rendered.

Certain subsidiaries of the Company have engaged Black Mountain Construction Co. Inc. (“Black Mountain”) as general contractor for various construction projects at the Company’s healthcare facilities. Dr. Chahadeh is a director and a 20% owner of Black Mountain and has executed a personal guarantee of Black Mountain’s credit facility. Dr. Chahadeh’s interest in Black Mountain originated in 2011 when he provided seed capital and credit support to the founders of Black Mountain in order to finance its initial operations. His interest has not generated positive personal returns on his investment. During the first quarters of 2013 and 2012, the Company paid Black Mountain approximately $330,000 and $150,000 for the Company’s construction projects for which Black Mountain was the general contractor.

Following the acquisition of Autimis, the Company employed Brandon Griffin, Ryan Griffin and Jordan Griffin (collectively the “Griffins”) to manage daily operations of these entities. Each of the Griffins is a son of Michael Griffin, the Company’s Chief Financial Officer. Brandon Griffin is President and Chief Executive Officer of UGHS Autimis Billing Inc. and UGHS Autimis Coding Inc., each of which companies are the Company’s wholly-owned subsidiaries (the “Autimis Companies”). Ryan Griffin is Chief Software Architect of each of the Autimis Companies. Jordan Griffin is Chief Information Officer of each of the Autimis Companies. The Griffins developed the technology infrastructure of Autimis including the Autimis Revenaid Practice Management System, which increases the collections and efficiency of the Company’s hospital systems. The Company’s revenue cycle management capabilities under the leadership of the Griffins, give it important competitive advantages over other hospital systems.

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

Notes Payable to Related Parties

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of March 31, 2013 and December 31, 2012, the outstanding balance on this loan agreement was $1,470,946 and $1,620,946, respectively.

In addition, the Company has two Trinity notes payable to a shareholder, which are due on demand and non-interest bearing notes. As of March 31, 2013 and December 31, 2012, the outstanding balance on this loan agreement was $159,210 and $232,434, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

In March 2010, Congress adopted comprehensive health care insurance legislation, Patient Care Protection and Affordable Care Act and Health Care and Educational Reconciliation Act. The legislation, among other matters, is designed to expand access to coverage to substantively all citizens by 2019 through a combination of public program expansion and private industry health insurance. Changes to existing Medicaid coverage and payments are also expected to occur as a result of this legislation. Implementing regulations are generally required for these legislative acts, which are to be adopted over a period of years and, accordingly, the specific impact of any future regulations is not determinable.

Dallas

The Company has discovered that prior to the acquisition of South Hampton Community Hospital in Dallas (the “Dallas Hospital”), certain members of the Dallas Hospital’s management team engaged in wrongful billing and coding of claims related to Medicare and other federally funded healthcare plans. The actual overpayments were $188,775 as a result of these actions. The Company has estimated and accrued a total liability of overpayments of $283,163, including fines and penalties of $94,388, from these actions. The Company intends to receive indemnification from the responsible parties in accordance with the acquisition agreement, pursuant to which the Dallas Hospital was acquired.

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

On October 11, 2011, the trial court entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits, and $107,000 in attorneys’ fees. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP and APS appealed the judgment. On April 2, 2013, the Fourteenth Court of Appeals reformed the judgment to (1) delete the award of $900,000.00 in lost profits as a result of UGH LP’s breach of the PSA and (2) delete the award of $1,200,000.00 in lost profits as a result of APS’s breach of the CSA. As of April 4, 2013, the total amount of the reformed judgment, inclusive of all prejudgment and post-judgment interest and attorneys’ fees, was approximately $1,080,073, with interest accruing at the rate of $299.91 per day on the damages, and at a rate of $15.39 per day on the attorneys’ fees. As of March 31, 2013, the Company has reserved $1,128,318 which is inclusive of all pre-judgment and post-judgment interest and attorney’s fees.

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

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP was in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputed the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP and UHS timely filed an appeal and suspended enforcement of the Agreed Judgment during the pendency of such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP and UHS also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. On February 28, 2013, the First Court of Appeals ruled in favor of UGH LP and UHS, concluding that the trial court rendered a void judgment, and vacating the trial court’s judgment. On March 28, 2013 Siemens filed a new suit against UGH LP and UHS alleging breach of the settlement agreement and seeking entry of the Agreed Judgment. As of March 31, 2013 and December 31, 2012 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $2,753,232, respectively, in the Consolidated Balance Sheets.

NOTE 11 — DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Consulting Warrants	Total
Balance, December 31, 2012	$4,455,058	$441,995	$4,897,053
Issuance of Preferred C Shares	5,237,598	—	5,237,598
Derivatives cease to exist ( a)	(11,637,078)	—	(11,637,078)
Change in fair value	1,944,422	446,205	2,390,627

Balance, March 31, 2013	$—	$888,200	$888,200

In conjunction with the Series C Convertible Preferred Stock (See Note 13) issuance on May 2, 2012, the Company issued preferred stock with warrants. The Preferred C Stock and Warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the conversion price, then the conversion price shall be reduced to equal the base conversion price. The Company accounted for these features as derivative liabilities. The Company concluded that since these provisions are not indexed to the Company’s stock, the provisions are precluded from equity classification. The Company recorded the fair market value of the derivative as a direct investor expense.

On March 25, 2013, all remaining Series C Preferred Shareholders agreed to waive all full ratchet price provisions. As of the date of amendment, the Company reclassified the fair value of the remaining derivative liability for the Preferred Stock to additional paid in capital as the derivative ceased to exist.

(a)	Derivatives cease to exist

During the three months ended March 31, 2013, several Series C Preferred Shareholders converted 1,733 shares of Series C Preferred Stock into 8,530,063 shares of the Company’s common stock. As of the date of conversion, the Company reclassified the fair value of the derivative liability to additional paid in capital as the derivative ceased to exist.

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Preferred C Shares
	Shares/Warrants	Consulting Warrants
Risk-free rate	0.36%-0.82%	0.36%-0.78%
Expected volatility	100%-117%	100%-117%
Expected life	3.08-5.00 years	4.088-5.00 years

The following table summarizes derivative warrants outstanding and exercisable as at March 31, 2013:

		Weighted Average
Issuance	Number of Shares	Exercise Price
Consulting Warrants (b)	1,605,818	0.14

(b)	Consulting Warrants:

In September 2012, the Company issued warrants to consultants for services. The warrants have round-down provisions where if the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price then the conversion price shall be reduced to equal the base conversion price. The Company accounted for these features as derivative liabilities. The Company concluded that since these provisions are not indexed to the Company’s stock, the provisions are precluded from equity classification. The Company recorded the fair market value of the derivative as a direct investor expense.

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	March 31, 2013
May-2, 2012	605,818	$0.14	May 1, 2017	$88,470	$333,200
September 28, 2012	1,000,000	0.14	September 27, 2017	252,970	555,000

	1,605,818			$341,440	$888,200

NOTE 12 — EQUITY

Common Stock

On January 15, 2013, the Corporation issued an aggregate of 10,100,000 shares of its Common Stock to members of its senior management team as discretionary bonus compensation for their performance for prior years.

On February 8, 2013, the Corporation and Sigma Opportunity Fund II, LLC (“Sigma”) entered into a purchase agreement, pursuant to which Sigma acquired 325,000 shares of Common Stock for a purchase price of $0.43 per share. The purchase agreement was executed contemporaneously with an agreement to extend the maturity date of Sigma’s $1,000,000 promissory note to June 27, 2013.

On February 20, 2013, the Corporation issued an aggregate of 250,000 shares of its Common Stock to TriPoint Global Equities, LLC and SBAR Capital Management, LLC pursuant to that certain Advisory Agreement dated as of September 25, 2012 between the Company and TriPoint Global Equities, LLC and SBAR Capital Management, LLC.

During the quarter ended March 31, 2013, the Company issued 8,530,063 common shares upon conversion of 1,733 shares of Series C Preferred Stock.

During the quarter ended March 31, 2013, 400,000 warrants were exercised through net share settlement resulting in the issuance of 243,291 common shares.

NOTE 13 — SERIES C PREFERRED STOCK AND WARRANTS

On May 2, 2012, the Company completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). During the quarter ended March 31, 2013, the total greenshoe exercises was $2,525,000. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s Common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company’s Common Stock (the “Warrants”) at $0.26, are exercisable at any time, and expire on May 2, 2017. The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay outstanding tax payments and retired certain outstanding loan balances. At any time, after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On February 1, 2013, the Board declared and paid a quarterly cash dividend of $67,791. At March 31, 2013, the Company accrued $35,794 of the dividend. In addition, for the quarter ended March 31, 2013, the Company has recorded an accretion non-cash dividend in the amount of $479,611 for the increasing variable dividend rate.

In the event of any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A fundamental transaction or change of control transaction shall not be deemed a liquidation. The Company shall mail written notice of any such liquidation, not less than 45 days prior to the payment date stated therein, to each holder.

Each Preferred Share is convertible at any time at the option of the holder into a number of shares of the Company’s common stock determined by dividing the purchase price of $1,000 by the conversion price of $0.22 per share in effect on the date of the certificate is surrendered for conversion. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition to any other adjustments hereunder, the Conversion Price shall be permanently and cumulatively reduced, and only reduced, by the percentage by which the Company fails to meet the Adjusted Net Income amounts set forth in the agreement.

In addition, during 2012, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expenses were recorded as a contra temporary preferred stock account and are being accreted to expense over the expected maturity of the preferred stock.

During 2012, 1,325 of Preferred Shares were converted to the Company’s common shares, resulting in the issuance of 6,518,701 common shares. As of December 31, 2012, there were 3,379 shares of Company’s Preferred Shares outstanding.

During the quarter ended March 31, 2013, 1,733 of Preferred Shares were converted to the Company’s common shares, resulting in the issuance of 8,530,063 common shares. As of March 31, 2013, there were 4,474 shares of Company’s Preferred Shares outstanding.

Amendments of Series C Preferred Stock

On March 25, 2013, the Company executed an amendment (the “Amendment”) to the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock (the “Certificate of Designation”). Pursuant to the Amendment, the full ratchet price protection in the Certificate of Designation was deleted and the Company agreed, subject to certain limited exceptions, not to issue Common Stock for consideration per share less than the then existing conversion price per share under the Certificate of Designation. Each of the holders of the Preferred Stock has consented to the Amendment. Any new Preferred Shares issued on or after March 25, 2013 by the Company to the Purchasers as “Greenshoe Securities” pursuant to the Securities Purchase Agreement will be governed by the Certificate of Designation as amended by the Amendment.

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

At March 31, 2013, warrants were outstanding to purchase up to 18,387,639 of the Company’s common shares. During March 2013, 400,000 of these warrants were exercised through net share settlement resulting in the issuance of 243,291 common shares.

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

(i)	Hospitals. The Company currently owns, manages and operates two hospitals, which offer a variety of medical and surgical services with a total of 180 beds. The hospitals provide inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, sleep lab, speech therapy, bariatrics, orthopedics, lab, and wound care. The Company’s hospitals provide 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. This business segment also includes the ownership of free-standing ambulatory surgery centers in markets that the Company targets for expansion.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital and University General Hospital Dallas, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

The following table presents selected financial information for the Company’s operating segments:

	For the Quarters Ended March 31,
	2013	2012
Revenues
Hospital	$27,924,176	$16,685,117
Senior living	2,050,995	1,918,238
Support Services	3,572,339	1,924,918
Intersegment revenues	(2,222,204)	(1,441,218)

Total revenues	$31,325,306	$19,087,055

Depreciation and amortization
Hospital	$2,113,753	$1,421,917
Senior living	752,042	262,384
Support Services	127,162	40,872

Total depreciation and amortization	$2,992,957	$1,725,173

Operating income from operations
Hospital	$(7,877,244)	$1,865,825
Senior living	(165,556)	150,767
Support Services	92,970	411
Intersegment income	—	—

Total operating income	$(7,949,830)	$2,017,003

	As of March 31,	As of December 31,
	2013	2012
Total segment assets
Hospital	$120,959,438	$124,237,686
Senior living	39,598,590	40,459,251
Support Services	10,138,352	10,143,625

Total assets	$170,696,380	$174,840,562

NOTE 15 – SUBSEQUENT EVENTS

On May 10, 2013, the Company acquired a diagnostic imaging center in Waxahachie, Texas, approximately 22 miles south of University General Hospital Dallas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “Waxahachie Diagnostic Center”

On June 1, 2013, the Company acquired a pain management medical practice based in Waxahachie, Texas. This practice also has a location in Corsicana, Texas, which is approximately 21 miles south of the Company’s physical therapy center in Ennis, Texas.

On July 1, 2013, the Company acquired an ambulatory surgery center in Waxahachie, Texas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGHS Waxahachie Diagnostic Center”.

On October 1, 2013, the Company acquired four physical therapy centers in the southern region of Houston, Texas. The Company operates the centers as HOPDs of University General Hospital.

On October 1, 2013, the Company acquired a medical clinic in Liberty, Texas. The Company operates the clinic as an HOPD of University General Hospital.

On October 8, 2013, the Company acquired a physical therapy rehabilitation center in Desoto, Texas. The Company operates the center as an HOPD of the University General Hospital of Dallas.

On November 26, 2013, the Company acquired a physical therapy center from the Houston Spine and Rehabilitation Center, a health service operations company near midtown in Houston, Texas. The Company operates the Midtown Physical Therapy Center as an HOPD of University General Hospital.

These acquisitions further contribute to the expansion of the Company’s regional network in the Houston and Dallas metropolitan areas. The total aggregate purchase consideration, including assumed liabilities, for these acquisitions was approximately $4,400,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this quarterly report including, without limitation, statements in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, regarding the Company’s financial condition, estimated working capital, business strategy, the plans and objectives of the Company’s management for future operations and those statements preceded by, followed by or that otherwise include the words “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, “approximately”, “believes”, “continue”, “forecast”, “ongoing”, “pending”, “potential”, “seeks”, “views”, or “intends”, or stating that certain actions, events or results “may”, “must”, “could”, “would”, “might”, “should” or “will” be taken, occur or be achieved are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to environmental laws and regulations and environmental risks;

•	risks related to changes in and the competitive nature of the healthcare industry;

•	risks related to stock price and volume volatility;

•	risks related to the Company’s ability to access capital markets;

•	risks related to the Company’s ability to successfully implement its business and acquisition strategies;

•	risks related to the Company’s issuance of additional shares of common stock.

Readers should consider the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”). Readers should carefully review the Form 10-K in its entirety including, but not limited to, its financial statements and the notes thereto and the risks and uncertainties described in Item 1A—“Risk Factors” of the Form 10-K. Forward-looking statements contained in this Form 10-Q are as of the date of this Form 10-Q. The Company does not undertake to update its forward-looking statements.

General

University General Health System, Inc. (“UGHS” or the “Company”) is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today’s health care delivery environment. The Company currently operates two general acute care hospitals, a 69-bed facility in Houston and a 111-bed facility in Dallas, three ambulatory surgical centers (“ASC“s), two hyperbaric wound care centers, three diagnostic imaging centers, four physical therapy centers, a sports and rehabilitation center, two sleep centers, six senior living facilities, three of which are owned and all of which are managed by the majority-owned management company. The Company also offers billing, coding and other revenue cycle management services as well as food, hospitality, and other services to both its facilities and outside clients. The Company plans to complete additional complementary acquisitions in future years in Texas and other markets.

The Company made progress on a number of its key initiatives during the quarter ended March 31, 2013. The Company completed two acquisitions during the quarter, UGH Woodlands Physical Therapy and UGH Physical Therapy of Ennis. These acquisitions further contribute to the expansions of the Company’s regional network in the Houston and Dallas metropolitan areas.

The financial information, discussion and analysis that follow should be read in conjunction with The Company’s Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

The following table contains the Company’s consolidated and segments results of operations for the quarters ended March 31, 2013 and 2012:

	Quarters Ended March 31, (1)
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$27,924,176	89.1%	$16,685,117	87.4%	$11,239,059
Senior living	2,050,995	6.5	1,918,238	10.0	132,757
Support services	1,350,135	4.3	483,700	2.5	866,435

Total Revenues	31,325,306	100.0	19,087,055	100.0	12,238,251
Operating expenses
Salaries, wages and benefits	20,099,192	64.2	8,281,991	43.4	11,817,201
Medical supplies	4,949,282	15.8	2,932,125	15.4	2,017,157
General and administrative expenses (includes related party expenses of $273,451 and $304,614, respectively)	11,233,705	35.9	4,227,502	22.1	7,006,203
Gain on extinguishment of liabilities	—	—	(96,739)	(0.5)	96,739
Depreciation and amortization (includes related party expenses of $0 and $171,290, respectively)	2,992,957	9.6	1,725,173	9.0	1,267,784

Total operating expenses	39,275,136	125.4	17,070,052	89.4	22,205,084

Operating income	(7,949,830)	(25.4)	2,017,003	10.6	(9,966,833)
Other income (expense)
Interest expense, net of interest income of $21,500 and $20,000 (includes related party interest expense $36,774 and $616,229)	(1,747,416)	(5.6)	(1,437,965)	(7.5)	(309,451)
Other income (expense)	—	—	11,583	0.1	(11,583)
Direct investor expense	(4,927,337)	(15.7)	—	—	(4,927,337)
Change in fair market value of derivatives	(2,390,627)	(7.6)	—	—	(2,390,627)

Income (loss) before income tax	(17,015,210)	(54.3)	590,621	3.1	(17,605,831)
Income tax expense	143,499	0.5	99,000	0.5	44,499

Income (loss) before noncontrolling interest	(17,158,709)	(54.8)	491,621	2.6	(17,650,330)
Net income (loss) attributable to noncontrolling interests	82,008	0.3	(2,183)	(0.0)	84,191

Net income (loss) attributable to Company	$(17,076,701)	(54.5)%	$489,438	2.6%	$(17,566,139)

Less: Cash dividend-Convertible Preferred C Stock	(35,794)	(0.1)	—	—	(35,794)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(479,611)	(1.5)	—	—	(479,611)

Net income (loss) attributable to common shareholders	$(17,592,106)	(56.2)%	$489,438	2.6%	$(18,081,544)

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Revenues for the first quarter of 2013 increased $12,238,251, or 64.1%, to $31,325,306 as compared to $19,087,055 for the first quarter of 2012. The revenues increase was primarily attributable to a 15.3% increase in the Company’s average daily census. The average daily census for the first quarter of 2013 was 39 as compared to 34 for the prior year first quarter. This increase in net patient revenues was also driven by the increase in surgeries 791, or 52.2% to 2,306 for the first quarter of 2013 as compared to 1,515 for the first quarter of 2012. The acquisitions of hospital outpatient departments (HOPDs) and UGH Dallas contributed to additional revenues of $10,473,716 for the first quarter of 2013.

Salaries, wages and benefits expenses in the first quarter of 2013 increased $11,817,201 or 142.7%, to $20,099,192 from $8,281,991 for the first quarter of 2012. As a percentage of revenues, salaries, wages and benefits increased to 64.2% in the first quarter of 2013 from 43.4% in first quarter of 2012. In addition, the Company issued a total of 10,100,000 common shares to its management; as a result, the Company recorded $3,636,000 as compensation expense. The increase in the salaries, wages and benefits was primarily due to the acquisitions of HOPDs and UGH Dallas hospital.

Medical supplies expense in the first quarter of 2013 increased $2,017,157, or 68.8%, to $4,949,282 from $2,932,125 in the first quarter of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the first quarter of 2013 increased approximately by 3.9% or $505 per APD from $486 per APD in the first quarter of 2012. As a percentage of revenues, medical supplies expense increased to 15.8% in the first quarter of 2013 as compared to 15.4% in first quarter of 2012. Medical supplies rate increased in the first quarter of 2013 due to an increase in net revenues as a result of HOPDs and UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the first quarter of 2012.

General and administrative (“G&A”) expenses in the first quarter of 2013 increased $7,006,203, or 165.7%, to $11,233,705 from $4,227,502 in the first quarter of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital. In addition, the increase was due to increases in marketing and advertising, management fees and purchased services. As a percentage of revenues, G&A expenses increased to 35.9% in first quarter of 2013 from 21.1% in the first quarter of 2012.

Depreciation and amortization expense was $2,992,957 in the first quarter of 2013 as compared to $1,725,173 the first quarter of 2012, as a result of acquisitions of HOPDs and UGH Dallas hospital. The increase in amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles from the final valuation acquisitions of Autimis and TrinityCare in 2012, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $1,747,416 in the first quarter of 2013 as compared to $1,437,965 in the first quarter of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the first quarter of 2013, as compared to the prior year first quarter, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $143,499 and $99,000 in state income tax expense in the quarters ended March 31, 2013 and 2012, respectively.

As fully described in Notes 11 and 13 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense and change in fair market value of derivatives were $4,927,337 and $2,390,627 in the first quarter of 2013, which directly reduced the net income attributable to the Company.

As a result of the foregoing, the Company had net loss attributable to the Company of $17,076,701 for the first quarter of 2013 as compared to a net income of $489,438 for the first quarter of 2012.

Segment Results of Operations

Hospital

Revenues for the first quarter of 2013 increased by $11,239,059, or 67.4%, to $27,924,176 as compared to $16,685,117 for the first quarter of 2012. The revenues increase was primarily attributable to a 15.3% increase in the Company’s average daily census. The average daily census for the first quarter of 2013 was 39 as compared to 34 for the prior year first quarter. This increase in net patient revenues was also driven by the increase in surgeries 791, or 52.2% to 2,306 for the first quarter of 2013 as compared to 1,515 for the first quarter of 2012. The acquisitions of HOPDs and UGH Dallas contributed to additional revenues of $10,473,716 for the first quarter of 2013.

Provision for doubtful accounts during the first quarter of 2013 increased $2,102,173 to 11.6% of net revenue before the provision for doubtful accounts as compared to 7.8% of net revenue before the provision for doubtful accounts during the first quarter of 2012. The increase was a result of the deterioration of the accounts receivable aging.

The Company adopted the provisions of Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”), during the period ended March 31, 2012. ASU 2011-07 requires health care entities to change the presentation of the statement of operations by reclassifying the provision for doubtful accounts from an operating expense to a deduction from patient service revenues. All periods presented have been reclassified in accordance with ASU 2011-07.

Day’s revenues outstanding were 54 days at March 31, 2013 as compared to 73 days at December 31, 2012. To calculate day’s revenues outstanding, the Company divides its average accounts receivable net of allowance for doubtful accounts by its net revenues per day. Net revenues per day is calculated by dividing revenues for the periods by the number of calendar days in the periods. Day’s revenues outstanding decreased in the first quarter of 2013 due to a decrease in gross revenue per day, coupled with increases in allowance for doubtful accounts.

Salaries, wages and benefits in first quarter of 2013 increased $10,785,390, or 172.4%, to $17,040,542 from $6,255,152 in the first quarter of 2012. As a percentage of revenues, salaries, wages and benefits increased to 61.2% in the first quarter of 2013 from 37.5% in the first quarter of 2012. In addition, the Company issued a total of 10,100,000 common shares to its management; as result, the Company recorded $3,636,000 as compensation expense. The increase in the salaries, wages and benefits rate was primarily due to the acquisitions of HOPDs and UGH Dallas hospital.

Medical supplies expense in the first quarter of 2013 increased $2,017,157, or 68.8%, to $4,949,282 from $2,932,125 in the first quarter of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the first quarter of 2013 increased approximately by 3.9% or $505 per APD from $486 per APD in the first quarter of 2012. As a percentage of revenues, medical supplies expense increased to 17.7% in the first quarter of 2013 as compared to 17.6% in first quarter of 2012. Medical supplies rate increased in the first quarter of 2013 due to an increase in net revenues as a result of HOPDs and UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the first quarter of 2012.

General and administrative expenses in the first quarter of 2013 increased $6,610,020, or 230.7%, to $11,697,843 from $2,865,619 in the first quarter of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital, coupled with increases in marketing and advertising, management fees and purchased services.

Depreciation and amortization expense in the first quarter of 2013 increased by $691,836, or 48.7%, to $2,113,753 as compared to $1,421,917 in the first quarter of 2012. The increase in depreciation and amortization expense resulted from the acquisitions of HOPDs and UGH Dallas hospital.

Net interest expense was $1,396,537 in current year first quarter as compared to $1,164,369 in the prior year first quarter. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense was due to a higher average outstanding amount on note during the current year first quarter.

Operating loss of the hospital segment was $16,567,466 for the first quarter of 2013, as compared to the operating income of $1,865,825 for the first quarter of 2012. The operating loss was due to the total direct investor expense and change in fair market value of derivatives were $4,927,337 and $2,390,627 in the first quarter of 2013, which directly reduced the net income attributable to the Company. In addition, the increase in net operating expense was driven by the increases in marketing and advertising, management fees and purchased services.

Senior Living

Senior living net revenues for the first quarter of 2013 increased 6.9% to $2,050,995 from $1,918,238 for the first quarter of 2012. The average revenue per unit occupied for the first quarters of 2013 and 2012 was $3,146 and $2,987, respectively. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 94.4% and 92.0% for the first quarter of 2013 and 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries, benefits and general administrative expenses remained consistent at $1,464,509 and $1,505,087 in the first quarters of 2013 and 2012, respectively. The depreciation and amortization increased to $752,042 in the first quarter of 2013 as compared to $262,384 in the first quarter of 2012. The increase in depreciation and amortization expense in the first quarter of 2013 over the first quarter of 2012 was primarily resulted from the amortization expense of customer relationship, tradename and non-compete agreement which was obtained from the final valuation report for the acquisition of TrinityCare.

Net operating income before depreciation and amortization and interest expense was $586,486 and $413,151 for the first quarters of 2013 and 2012.

Support Services

Revenues, net of intercompany revenues, for the first quarters of 2013 and 2012 were $1,350,135 and $483,700. The revenues increase was due to the acquisitions of HOPDs, UGH Dallas hospital and increase in new external clients.

Salaries, benefits and general administrative expenses in the first quarter of 2013 increased $1,468,572 to $3,352,207 from $1,883,635 in the first quarter of 2012. The increase in salaries, benefits and general administrative expenses was due increases in new external clients and the acquisitions of HOPDs and UGH Dallas hospital.

The depreciation and amortization increased to $127,126 in the first quarter of 2013 as compared to $40,872 in the first quarter of 2012. The increase in depreciation and amortization expense in the first quarter of 2013 over the first quarter of 2012 was primarily resulted from the amortization expense of customer relationship, tradename and software agreement which was obtained from the final valuation report for the acquisition of Autimis.

The net operating income was $92,970 for the first quarter of 2013 as compared to $411 for the first quarter of 2012.

Liquidity and Capital Resources

The Company’s primary cash requirements are paying its operating expenses, servicing its debt, capital expenditures on its existing properties, acquisitions and distributions to non-controlling interests. The Company’s primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

Key components of the Company’s cash flows for the current year and prior year are summarized below:

	Quarters Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$1,694,674	$2,971,037
Investing activities	(2,891,572)	(295,319)
Financing activities	1,255,288	(2,789,842)

During the current year first quarter, the Company generated $1,694,674 in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of $512,144. Net changes in operating assets and liabilities used net cash of approximately $1,182,530, which included a $456,522 decrease in accounts receivable, offset by a $548,219 increase in account payable, accrued expenses and taxes payable, and a net decrease of $177,789 in related party receivables and payables, inventories, prepaid expenses, deferred revenues and other assets.

During the first quarter of 2012, the Company generated $2,971,037 in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of approximately $3,505,384. Net changes in operating assets and liabilities used net cash of approximately $534,347, which primarily included a $951,097 increase in accounts payable, accrued expenses and tax payable, offset by a $1,963,624 increase in accounts receivable and a decrease of $478,180 in prepaid expenses and other assets.

The cash used in investing activities was $2,891,572 in the first quarter of 2013, compared to $295,319 in the first quarter 2012. The increase in cash used in investing activities was primarily attributable to additional purchases of property and equipment as compared to the prior year. In addition, the Company paid $679,158 cash for the acquisitions of UGH Woodlands Physical Therapy and UGH Physical Therapy of Ennis.

The cash provided by financing activities was $1,255,288 in the first quarter of 2013, compared to cash used of $2,789,842 in the first quarter of 2012. The increase cash in financing activities over the prior year first quarter was primarily a result of issuance of preferred stock.

As of March 31, 2013, the Company had a negative working capital of $49,785,029 as compared to a negative of $41,797,619 as of December 31, 2012. The Company is a highly leveraged company with debt service requirements. The Company’s short-term debt totaled $33,683,736 at March 31, 2013.

The negative working capital, relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required tax payments which are past due raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

On May 2, 2012, the Company completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). During the quarter ended March 31, 2013, the total greenshoe exercises was $2,525,000. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s Common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company’s Common Stock (the “Warrants”) at $0.26, are exercisable at any time, and expire on May 2, 2017. The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions. On March 25, 2013, the Company executed an amendment (the “Amendment”) to the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock (the “Certificate of Designation”). Pursuant to the Amendment, the full ratchet price protection in the Certificate of Designation was deleted and the Company agreed, subject to certain limited exceptions, not to issue Common Stock for consideration per share less than the then existing conversion price per share under the Certificate of Designation. Each of the holders of the Preferred Stock has consented to the Amendment. Any new Preferred Shares issued on or after March 25, 2013 by the Company to the Purchasers as “Greenshoe Securities” pursuant to the Securities Purchase Agreement will be governed by the Certificate of Designation as amended by the Amendment.

On February 1, 2013, the Board declared and paid a quarterly cash dividend of $67,791. At March 31, 2013, the Company accrued $35,794 of the dividend.

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at March 31, 2013 was $646,706. At March 31, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $442,224, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of March 31, 2013 of $14,353,294.

Inflation

The healthcare industry is labor-intensive. Wages and other expenses increase during periods of inflation and when labor shortages in marketplaces occur. In addition, suppliers pass along rising costs to the Company in the form of higher prices. Private insurers pass along their rising costs in the form of lower reimbursement to the Company. The Company’s ability to pass on these increased costs in increased rates is limited because of increasing regulatory and competitive pressures and the fact that the majority of its revenues are fee-based. Accordingly, inflationary pressures could have a material adverse effect on the Company’s results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, its disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013.

The Company’s assessed the effectiveness of its internal control over financial reporting as of March 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company’s management believes that, as of March 31, 2013, its internal control over financial reporting was not effective based on those criteria. The Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s assessment identified certain material weaknesses which are set forth below:

•	The material weaknesses relate to inadequate accounting and compliance staffing, lack of consistent policies and procedures

•	Inadequate review and monitoring of controls, including the Company’s lack of an audit committee, analysis and application of complex accounting in accordance with US GAAP.

Planned Remediation Efforts to Address Material Weakness

The Company is committed to improving its financial organization. As part of this commitment, the Company has engaged third party resources with technical accounting expertise within the accounting function to assist with the monitoring and review application of US GAAP and SEC disclosure requirements. In addition, the Company believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The Company is in the process of implementing an on-going process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified. The Company believes that after a sufficient period of operation of the controls implemented to remediate the control deficiencies.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 10- Commitments and Contingencies to the consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have not been any material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2013, the Company issued an aggregate of 10,100,000 shares of its Common Stock to members of its senior management team as discretionary bonus compensation for their performance during 2012.

On February 8, 2013, the Company and Sigma Opportunity Fund II, LLC (“Sigma”) entered into a purchase agreement, pursuant to which Sigma acquired 325,000 shares of Common Stock for a purchase price of $.43 per share. The purchase agreement was executed contemporaneously with an agreement to extend the maturity date of Sigma’s $1,000,000 promissory note to June 27, 2013.

On February 20, 2013, the Company issued an aggregate of 250,000 shares of its Common Stock to TriPoint Global Equities, LLC and SBAR Capital Management, LLC pursuant to that certain Advisory Agreement dated as of September 25, 2012 between the Company and TriPoint Global Equities, LLC and SBAR Capital Management, LLC.

The shares were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. The Company believes the exemption is available because the offering was made solely and only to the parties to the transactions described above without any public offering or solicitation.

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

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

February 3, 2014	/s/ Hassan Chahadeh
(Date)	Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

February 3, 2014	/s/ Michael L. Griffin
(Date)	Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)