Form 10-Q
period 2013-06-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2014-02-03
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 23, 2014, there were 376,816,527 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,817,055	$1,188,230
Accounts receivable, less allowance for doubtful accounts of $34,995,493 and $21,422,475	24,271,752	20,941,005
Inventories	1,622,904	1,458,089
Prepaid expenses and other assets	4,324,196	3,986,378
Current deferred taxes	1,916,052	1,729,150

Total Current Assets	33,951,959	29,302,852
Long-Term Assets
Property, equipment and leasehold improvements, net	99,135,240	96,965,889
Intangible assets, net	5,211,652	5,919,000
Goodwill	41,128,849	39,271,829
Deferred tax assets	472,503	659,405
Other non-current assets, net	2,106,373	2,721,587

Total Long-Term Assets	148,054,617	145,537,710

Total Assets	$182,006,576	$174,840,562

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$17,427,225	$9,699,411
Payables to related parties	2,175,827	2,133,053
Accrued expenses	12,606,347	11,938,589
Payroll taxes payable	2,190,663	1,610,836
Income tax payable	12,100,196	11,813,198
Deferred revenue	295,372	238,846
Notes payable, current portion	30,947,820	26,089,305
Notes payable to related parties, current portion	1,620,461	1,853,380
Capital lease obligations, current portion	1,003,287	826,800
Derivative liability	867,324	4,897,053

Total Current Liabilities	81,234,522	71,100,471
Long-Term Liabilities
Lines of credit, less current portion	17,058,094	12,579,933
Notes payable, less current portion	36,440,491	46,947,860
Capital lease obligations, less current portion	31,376,644	30,928,491

Total Long-Term Liabilities	84,875,229	90,456,284
Total Liabilities	166,109,751	161,556,755
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 4,018 and 3,379 shares issued and outstanding, respectively ($1,000 stated value)	3,230,364	2,566,308
Shareholders’ Equity and (Deficiency)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B—3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 367,329,858 and 343,459,294 shares issued and outstanding, respectively	367,329	343,459
Additional paid-in-capital	83,186,873	65,419,774
Shareholders’ receivables	(2,497,069)	(2,828,251)
Accumulated deficit	(73,228,110)	(57,186,915)

Total shareholders’ equity	7,829,026	5,748,070
Noncontrolling interest	4,837,435	4,969,429

Total equity	12,666,461	10,717,499

Total Liabilities and Shareholders’ Equity	$182,006,576	$174,840,562

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Patient service revenues, net of contractual adjustments	$48,856,161	$29,309,857	$79,133,382	$47,324,501
Provision for doubtful accounts	(8,134,798)	(2,790,920)	(11,633,883)	(4,187,831)

Net patient service revenue less provision for doubful accounts	40,721,363	26,518,937	67,499,499	43,136,670
Senior living revenues	1,990,360	1,908,425	3,985,002	3,776,858
Support services revenues	1,582,284	395,364	2,927,112	879,064
Other revenues	2,071,851	250,351	3,279,551	367,540

Total revenues	46,365,858	29,073,077	77,691,164	48,160,132
Operating expenses
Salaries, wages and benefits	18,030,843	8,735,661	38,130,035	17,017,652
Medical supplies	7,062,762	3,859,736	12,012,044	6,791,861
General and administrative expenses (includes related party expenses of	14,879,129	7,667,311	26,112,834	11,894,814
$186,975 and $377,030 for the three months ended and $460,426 and $681,643 for the six months ended, respectively)
Gain on extinguishment of liabilities	(64,517)	(2,806,787)	(64,517)	(2,903,526)
Depreciation and amortization (includes related party expenses of $0 and $171,290 for three months ended and $0 and $342,580 for six months ended, respectively)	3,142,707	1,769,920	6,135,664	3,495,093

Total operating expenses	43,050,924	19,225,841	82,326,060	36,295,894

Operating income (loss)	3,314,934	9,847,236	(4,634,896)	11,864,238
Other income (expense)
Interest expense, net of interest income of $21,500 and $20,000 for three months ended and $43,000 and $40,000 for six months ended (includes related party interest expense $37,898 and $583,715 for the three months ended and $74,67 2 and $1,162,750 for the six months ended)	(1,886,129)	(1,385,335)	(3,636,324)	(2,823,300)
Other income (expense)	508,581	(139,639)	511,360	(128,056)
Direct investor income (expense)	9,216	(4,701,289)	(4,918,121)	(4,701,289)
Change in fair market value derivatives	20,876	916,533	(2,369,751)	916,533

Income (loss) before income tax	1,967,478	4,537,506	(15,047,732)	5,128,126
Income tax expense	143,499	3,407,131	286,998	3,506,131

Income (loss) before noncontrolling interest	1,823,979	1,130,375	(15,334,730)	1,621,995
Net income attributable to noncontrolling interests	49,987	30,018	131,995	27,835

Net income (loss) attributable to the Company	$1,873,966	$1,160,393	$(15,202,735)	$1,649,830

Less: Cash dividend-Convertible Preferred C Stock	(14,514)	(50,773)	(50,308)	(50,773)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(177,226)	(91,408)	(656,837)	(91,408)

Net income (loss) attributable to common shareholders	$1,682,226	$1,018,212	$(15,909,880)	$1,507,649

Basic and diluted income (loss) per share data:
Basic earnings (loss) per common share	$0.00	$0.00	$(0.04)	$0.01

Basic weighted average shares outstanding	364,839,290	309,510,470	360,380,204	296,475,348

Diluted earnings (loss) per common share	$0.00	$0.00	$(0.04)	$0.00

Diluted weighted average shares outstanding	394,606,509	326,819,560	360,380,204	313,784,438

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(15,334,730)	$1,621,995
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,135,664	3,495,093
Provision for doubtful accounts	11,633,883	4,187,831
Gain on sales of assets	—	(11,583)
Gain on extinguishment of liabilities	(64,517)	(2,903,526)
Income tax payable		3,840,809
Compensation expense	3,636,000	—
Direct investor expense	4,918,122	4,701,289
Change in fair market value of derivatives	2,369,751	(916,533)
Other	204,250	139,639
Net changes in operating assets and liabilities:
Accounts receivable	(14,964,630)	(10,450,284)
Related party receivables and payables	42,774	(829,058)
Inventories	(164,815)	29,911
Prepaid expenses and other assets	(848,438)	357,749
Accounts payable, accrued expenses and taxes payable	9,193,168	(812,429)
Deferred revenues	56,526	(65,922)

Net cash provided by operating activities	6,813,008	2,384,981

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(4,408,942)	(1,271,646)
Business acquisitions, net of cash acquired	(1,133,562)	—
Investments in unconsolidated affiliates	60,000	(80,000)

Net cash used in investing activities	(5,482,504)	(1,351,646)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	56,089,589	—
Payments of revolving credit facility borrowings	(51,611,428)	—
Distribution to noncontrolling interests	—	(172,762)
Issuance of common stock	—	5,033,333
Issuance of Preferred Series C Convertible Stock, net issuance costs	2,974,181	2,994,672
Dividend paid on Preferred Series C Convertible Stock	(131,315)	—
Borrowings under notes payable	295,548	2,033,886
Payments on notes payable	(7,680,997)	(9,293,686)
Borrowings under notes payable to related party	144,081	11,979
Payments on notes payable to related party	(377,000)	(118,913)
Payments on capital leases	(404,338)	(1,583,977)

Net cash used in financing activities	(701,679)	(1,095,468)

Net increase (decrease) in cash and cash equivalents	628,825	(62,133)
Cash and cash equivalents:
Beginning of period	1,188,230	538,018

End of period	$1,817,055	$475,885

Supplemental disclosures of cash flow information:
Interest paid	$3,355,231	$3,109,608
Income taxes paid	$—	$383,434
Supplemental noncash investing activities:
Property and equipment additions financed	$1,028,978	$819,236
Supplemental noncash financing activities:
Issuance of common stock	$3,883,250	$710,000
Transfer of related party debt to third party debt	$—	$2,510,836
Noncash consideration paid for acquisitions	$1,763,069	$7,653,876
Dividend on Preferred C Convertible Stock	$50,308	$50,773
Derivative ceases to exist	$11,637,078	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of University General Health System, Inc. (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” or “U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at June 30, 2013, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012. Although the Company believes the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for a full year.

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

The following table presents the Company’s derivative liability measured at fair value on a recurring basis in the Consolidated Balance Sheets (Unaudited):

	June 30, 2013
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Balance	(Level1)	(Level 2)	(Level 3)
Other current liabilities:
Balance, December 31, 2012	$4,897,053	$—	$—	$4,897,053
Issuance of Preferred C Shares	5,237,598	—	—	5,237,598
Derivatives cease to exist	(11,637,078)	—	—	(11,637,078)
Change in fair market value derivatives	2,369,751	—	—	2,369,751

Balance, June 30, 2013	$867,324	$—	$—	$867,324

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

Debt Issuance Costs. Debt issuance costs are accounted for as a deferred charge and are amortized on a straight-line basis over the terms of the related financing agreements. The balance of the debt issuance costs, net of accumulated amortization of $2,529,351 and $1,425,533, was $831,900 and $1,724,582 at June 30, 2013 and December 31, 2012, respectively.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. For the six months ended June 30, 2013, 19,773,750 common shares attributable to Series C convertible preferred stock and 10,682,183 Preferred C Warrants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported period. The Company’s diluted earnings per share calculation excludes approximately 17,309,090 potential shares related to Preferred C Warrants for the three and six months ended June 30, 2012 due to their anti-dilutive effect.

The following table summarizes the components used to determine total diluted shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	$1,873,966	$1,160,393	$(15,202,735)	$1,649,830
Less: Cash dividend-Convertible Preferred C Stock	(14,514)	(50,773)	(50,308)	(50,773)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(177,226)	(91,408)	(656,837)	(91,408)

Net income (loss) attributable to common shareholders	$1,682,226	$1,018,212	$(15,909,880)	$1,507,649

Basic weighted average shares outstanding	364,839,290	309,510,470	360,380,204	296,475,348
Effect of dilutive securities:
Preferred C Shares	19,773,750	17,309,090	—	17,309,090
Preferred C Warrants	9,993,469	—	—	—

Diluted weighted average shares outstanding	394,606,509	326,819,560	360,380,204	313,784,438

Earnings per share data:
Basic loss per common share	$0.00	$0.00	$(0.04)	$0.01
Diluted loss per common share	$0.00	$0.00	$(0.04)	$0.00

NOTE 2 – BUSINESS OPERATIONS

The Company currently operates two general acute care hospitals, a 69-bed facility in Houston and a 111-bed facility in Dallas, ambulatory surgical centers (“ASC“s), hyperbaric wound care centers, diagnostic imaging centers, anesthesia and pain management institute, physical therapy centers, a sports and rehabilitation center, sleep centers, senior living facilities, three of which are owned and all of which are managed by the majority-owned management company. The Company also offers billing, coding and other revenue cycle management services as well as food, hospitality, and other services to both its facilities and outside clients. The Company plans to complete additional complementary acquisitions in future years in Texas and other markets.

Following the Merger, the Company consummated acquisitions of complementary businesses, further discussed below, and as of June 30, 2013, the Company owned or operated the following centers:

•	University General Hospital (“UGH”), which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas, and also consists of Mainland Surgery Center, a free-standing ambulatory surgery center in Dickinson, Texas and the following hospital outpatient departments (HOPDs):

•	University General Hospital -Hyperbaric Wound Care Center

•	UGH Baytown Endoscopy, which is a 3-bed ambulatory surgery center

•	UGH Diagnostic Imaging and UGH Physical Therapy

•	UGH KW Imaging and UGH KW Sleep Center

•	UGH Robert Horry Center for Sports and Physical Rehabilitation

•	UGH Baytown Imaging and UGH Sleep Evaluation

•	UGH Woodlands Physical Therapy

•	Texas Anesthesia and Pain Management Institute

•	University General Hospital Dallas (formerly known as South Hampton Community Hospital) which is a 111-bed general acute care hospital near downtown Dallas in Dallas, Texas, and also consists of the following HOPDs:

•	UGHS Physical Therapy of Ennis

•	UGHS Living Well Diagnostic Imaging Center

•	Senior Living which consists of

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Support Services which consists of

•	UGHS Autimis Companies, which are a revenue cycle management company and a specialized health care coding company that serve hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

The Company plans to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

As of June 30, 2013, the Company operated under three segments of business: Hospital, Senior Living and Support Services. The Company intends to aggressively pursue its acquisitions strategy in future years.

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

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage for government, commercial and managed care contracts differed by 1.0% at June 30, 2013 from its estimated reimbursement percentage, net revenues for the three and six months ended June 30, 2013 would have changed by approximately $2.1 million and $3.6 million, and net accounts receivable at June 30, 2013 would have changed by approximately $1.4 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and reports them in the periods that such adjustments become known.

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Gross patient service revenues	$218,117,897	$112,541,232	$378,656,204	$196,482,712
Less estimated contractual adjustments and discounts	(169,261,736)	(83,231,375)	(299,522,822)	(149,158,211)

Revenues before provision for doubtful accounts	$48,856,161	$29,309,857	$79,133,382	$47,324,501
Provision for doubtful accounts	(8,134,798)	(2,790,920)	(11,633,883)	(4,187,831)

Net patient service revenues	$40,721,363	$26,518,937	$67,499,499	$43,136,670

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Three Months
	Ended June 30,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$31,695,809	77.8%	$17,662,038	66.6%
Government-related programs	14,423,264	35.4	8,719,669	32.9
Self-pay patients	2,737,088	6.7	2,928,150	11.0

Revenues before provision for doubtful accounts	48,856,161	120.0	29,309,857	110.5
Provision for doubtful accounts	(8,134,798)	(20.0)	(2,790,920)	(10.5)

Net patient service revenue less provision for doubtful accounts	$40,721,363	100.0%	$26,518,937	100.0%

	Six Months
	Ended June 30,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$48,827,314	72.3%	$28,141,822	65.2%
Government-related programs	26,708,350	39.6	14,739,785	34.2
Self-pay patients	3,597,718	5.3	4,442,894	10.3

Revenues before provision for doubtful accounts	79,133,382	117.2	47,324,501	109.7
Provision for doubtful accounts	(11,633,883)	(17.2)	(4,187,831)	(9.7)

Net patient service revenue less provision for doubtful accounts	$67,499,499	100.0%	$43,136,670	100.0%

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs consist of Medicare and Medicaid. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012
Commercial and managed care providers	66.3%	74.6%
Government-related programs	31.8%	23.5%
Self-pay patients	1.9%	1.9%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $156,530,646 and $112,109,840, net of contractual adjustments of $98,686,770 and $70,298,242 as of June 30, 2013 and December 31, 2012, respectively. Additionally, the Company had other accounts receivable of $1,423,369 and $551,882 as of June 30, 2013 and December 31, 2012. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables.

Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At June 30, 2013 and December 31, 2012, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 1.9% and 1.9% of the Company’s accounts receivable balance after allowance for doubtful accounts. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to its hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. The Company’s estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally, the Company reserves as uncollectible all governmental and non-governmental accounts over 180 days from discharge. This method is monitored based on its historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of its collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay its governmental receivables. The allowance for doubtful accounts was $34,995,493 and $21,422,475 as of June 30, 2013 and December 31, 2012, respectively.

The Company’s allowance for doubtful account for self-pay patients increased to 97% of self-pay accounts receivable at June 30, 2013 from 96% of self-pay accounts receivable at December 31, 2012 while the Company’s total allowance for doubtful accounts for all payors increased to 22% of gross accounts receivable at June 30, 2013 from 19% at December 31, 2012. This resulted in an increase in the overall provision for doubtful accounts, including self-pay and other third party payers considered to be uncollectible of $11,633,883 from $4,187,831 as of the first six months of 2013 and 2012. The increase was a result of the deterioration of the accounts receivable aging.

NOTE 4 – GOING CONCERN

The Company had net loss attributable to the Company of $15,202,735 and net cash provided by operating activities of $6,813,008 for the six months ended June 30, 2013 as compared to net cash provided by operating activities by $2,384,981 for the analogous period of 2012. The Company also had negative working capital of $47,243,842 at June 30, 2013 as compared to $41,797,619 as of December 31, 2012 and cash and cash equivalents were $1,817,055 at June 30, 2013 as compared to $1,188,230 at December 31, 2012. The negative working capital and relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required past due payroll and income tax payments raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

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

2012 Acquisitions

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

2013 Acquisitions

Woodlands Physical Therapy

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

Physical Therapy of Ennis

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

Living Well Diagnostic Imaging Center

On May 10, 2013, the Company acquired Living Well Diagnostic Imaging center in Waxahachie, Texas, approximately 22 miles south of University General Hospital Dallas. Living Well Diagnostic Imaging center is a free-standing diagnostic imaging facility. The Company operates the center as an HOPD of University General Hospital under the name “Living Well Diagnostic Imaging Center.” The purpose of the acquisition was to expand the Company’s regional network and increase market share.

The total purchase consideration for the Living Well Diagnostic Imaging Center was $991,904, consisting of, (i) $136,904 cash, (ii) a promissory note of $325,000 and (iii) assumption sellers debt $$530,000. The considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $293,543, leasehold improvements of $299,509 and other assets of $16,904. The Company also agreed to assume accrued paid time off totaling $3,500. As a result, the Company recorded a goodwill balance of $385,448. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

Texas Anesthesia and Pain Management Institute

On June 1, 2013, the Company acquired Texas Anesthesia and Pain Management Institute in Waxahachie, Texas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGHS Texas Anesthesia and Pain Management.” The purpose of the acquisition was to expand the Company’s regional network into the Dallas surrounding areas and increase market share.

The total purchase consideration for the UGHS Texas Anesthesia and Pain Management was $1,000,000, consisting of, (i) $200,000 cash paid on the acquisition date and (ii) a promissory note of $800,000. The promissory note has a 24 month term with an interest rate of 5.0%, payable in 22 installments. The consideration paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $118,000. As a result, the Company recorded a goodwill balance of $882,000. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

During the quarter ended June 30, 2013, the Company completed other smaller acquisitions of physician services located in Houston Texas. The Company, in the aggregate, paid $200,000 in total consideration for these physician services centers.

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

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the three and six months ended June 30, 2013 and 2012 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$46,454,592	$35,783,700	$78,145,953	$62,080,720
Income from operations	3,339,527	8,668,285	(4,516,551)	9,654,085
Net income attributable to the Company	1,706,819	(160,739)	(15,791,535)	(702,504)
Basic income per share	0.00	(0.00)	(0.04)	(0.00)
Diluted income per share	0.00	(0.00)	(0.04)	(0.00)
Net income attributable to common shareholders	1,515,079	(302,920)	(16,498,680)	(844,685)
Basic income per share	0.00	(0.00)	(0.05)	(0.00)
Diluted income per share	0.00	(0.00)	(0.05)	(0.00)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company performs an impairment test for goodwill annually as of June 30, 2013, or more frequently if indicators of potential impairment exist. The Company’s goodwill impairment test involves a comparison of the fair value of each of its reporting units with its carrying amount. Fair value is estimated using discounted cash flows and a discount rate based on the weighted average cost of capital of the reporting unit.

The fair value of the Company’s reporting units exceeded the carrying value as of its June 2013 annual impairment test. Accordingly, the Company determined that goodwill was not impaired for its segments, thus the second step of the impairment test was not considered. As a result, there was no change in the carrying value of goodwill as of June 30, 2013.

The changes in the carrying amount of goodwill by reportable segment for six months ended June 30, 2013 were as follows:

	Hospital	Senior Living	Suport Services	Total
Balance at December 31, 2012	$17,071,955	$15,277,990	$6,921,884	$39,271,829
Acquisitions	1,965,357	—	—	1,965,357
Purchase price adjustments	(108,337)	—	—	(108,337)

Balance at June 30, 2013	$18,928,975	$15,277,990	$6,921,884	$41,128,849

Intangible Assets

As part of the acquisitions of TrinityCare and Autimis on June 30, 2011, the Company acquired the rights to the developed software, customer relationships, tradename, and non-compete agreements which were identified as finite-lived intangible assets. The fair value of customer relationship, tradename and non-compete agreements were capitalized as of the acquisition date and subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years. The Company recorded the developed software technology of Autimis as an allocation of purchase price based on the fair value. The software is amortized on a straight-line basis over the estimated 10 year life. The balance of the intangible asset, net of accumulated amortization of $2,908,000 and $2,181,000, is $5,211,652 and $5,919,000 at June 30, 2013 and December 31, 2012, respectively.

NOTE 7 – DEBT OBLIGATIONS

Lines of Credit

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. In June 2013, the secured revolving credit facility increased to $22.5 million. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at June 30, 2013 was $5,441,901. At June 30, 2013, the Company was in compliance with all of the financial debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $381,867, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of June 30, 2013 of $17,058,094.

Notes Payable

The Company’s third party notes payable consisted of the following:

	June 30, 2013	December 31, 2012
Note payable, maturing on December 31, 2012, interest rate at 6.5% at June 30, 2013	$297,513	$347,513
Notes payable, maturing on June 26, 2013, interest rate at 18% at June 30, 2013	2,000,000	3,000,000
Note payable, maturing on May 31, 2013, interest rate at 6.0% at June 30, 2013	2,740,643	2,740,643
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates	2,340,825	2,569,231
at 6.0% at June 30, 2013
Note payable, maturing on June 30, 2013, interest rate at 3.51% at June 30, 2013	63,458	885,882
Notes payable for $1 million and $2 million, maturing in June and July, 2013 , interest rate at 25.8% and 22.3% at June 30,	3,000,000	3,000,000
Note payable, maturing on September 1, 2013, interest rate at 7.0% at June 30, 2013	1,777,778	4,000,000
Note payable, maturing on November 29, 2013, interest rate at 4.25% at June 30, 2013	381,530	481,530
Notes payable, maturing on November 30, 2013, interest rate at 5.0% at June 30, 2013	361,521	784,663
Note payable, maturing on December 31, 2013, interest rate at 6.5% at June 30, 2013	1,032,126	1,767,126
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 13, 2014, interest rate at 6.5% at June 30,	5,538,660	5,621,506
Mortgage payable to Trustmark National Bank, maturing on January 31, 2014, interest rate at 5.0% at June 30, 2013	4,129,311	4,489,311
Note payable, maturing on July 15, 2014, interest rate at 5.0% at June 30, 2013	4,755,570	5,315,250
Note payable, maturing on June 15, 2015, interate rate at 5.0% at June 30, 2013	800,000	—
Note payable, maturing on June 1, 2015, interate rate at 5.0% at June 30, 2013	312,096	—
Note payable to a shareholder, maturing in October 1, 2017, interest rate at 2.43%, with a discount of $53,759 at June 30,	986,241	1,075,726
Note payable, maturing on October 10, 2017, interest rate at 6.5% at June 30, 2013	162,553	162,553
Note payable, maturing on April 9, 2022, interest rate at 7.47% at June 30, 2013	525,405	—
Notes payable, maturing on January 5, 2023, interest rate at 4.25% at June 30, 2013	28,350,199	28,500,000
Subordinated promissory notes, maturing in 2028, interest rate at 15.0% at June 30, 2013	425,000	700,000
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at March 31, 2013.	6,390,800	6,098,818
Refinanced with Lancaster Pollard, maturing on June 17, 2048, interest rate at 3.92% at June 30, 2013
Note payable to a shareholder, due on demand, interest rates ranging from 0.0% to 15.0%	20,000	339,000
Various notes payable, due on various dates, interest rates ranging from 0.0% to 9.0% at June 30, 2013	220,586	372,501
Various notes payable, due on various dates, bearing interest ranging from 0% to 10.5%, at June 30, 2013	776,496	785,912

Total debt	$67,388,311	$73,037,165
Less: current portion	(30,947,820)	(26,089,305)

Total debt, less current portion	$36,440,491	$46,947,860

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012, then subsequently extended to December 31, 2013, and modified the interest rate to 6.5%. At June 30, 2013 and December 31, 2012, the total outstanding balance of these notes was $1,032,126 and $1,767,126, respectively.

In November 2006, the Company entered into a $1,000,000 promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 29, 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At June 30, 2013 and December 31, 2012, the amount outstanding on this note was $381,530 and $481,530, respectively.

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013, bears interest rate of 6.0%. As of June 30, 2013 and December 31, 2012, the outstanding balance was $2,740,643.

On May 31, 2012, the Company entered into a $2,000,000 promissory note and on October 11, 2012 the Company entered into another $1,000,000 promissory note with Northwest Anesthesia and Pain, P.A. In lieu of cash interest on the principal balance of these notes, payee received interest in the form of an aggregate of 2,000,000 shares of the Company’s common stock on May 31, 2012 and 450,000 shares of the Company’s common stock on October 1, 2012, $0.001 par value per share of the Company, which is an equivalent to 22.3% and 25.8% per annum. These notes are payable on July 31, 2013 and June 30, 2013. At June 30, 2013 and December 31, 2012, the amount outstanding on this note was $3,000,000.

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 27, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012. On September 28, 2012 the Company entered into a second $1,000,000 note purchase agreement with the Service Provider to purchase 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $162,500 in cash. On December 27, 2012, the Company entered into a third $2,000,000 note purchase agreement with the Service Provider to purchase 650,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $208,000 in cash. Advances under the second and third notes purchase agreements mature on February 8, 2013 and June 26, 2013, and bear interest rate at 12.0% and 18.0% per annum. The notes purchase agreements are securitized by 100% of the assets of the Company. The total principal is payable on the maturity date, but under certain conditions may be extended. The notes purchase agreements contain certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At June 30, 2013 and December 31, 2012, the amount outstanding on this note was $2,000,000 and $3,000,000, respectively.

On September 28, 2012, the Company entered into a secured term loan with an original principal amount of $4,000,000 with MidCap Financial, LLC, bearing interest at 7.0% and will be repaid in monthly principal payments over a period of nine months beginning on January 1, 2013. Interest on term loan shall be paid in arrears on the first day of each month and on maturity of such loan. The purpose of this term loan is to pay UGH’s payroll tax delinquencies to the Internal Revenue Service. As of June 30, 2013 and December 31, 2012, the outstanding balance on this loan was $1,777,778 and $4,000,000.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012. The promissory note bears an interest rate of 5.0% and is payable on July 15, 2013. At June 30, 2013 and December 31, 2012, the amount outstanding on this note was $4,755,750 and $5,315,250.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of approximately $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At June 30, 2013 and December 31, 2012, the amount outstanding on these notes was $2,340,825 and $2,569,231, respectively. In addition, the Company assumed three mortgage notes totaling $17,463,982 at the acquisition date. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. In August 2012, the Company and the financial institutions agreed to extend the terms of two mortgage notes for an additional 18 months, which will mature in January 2014. The Company has engaged Lancaster Pollard Mortgage Company to refinance one mortgage note using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years, bearing interest rate at 3.9%. As of June 30, 2013 and December 31, 2012, the total outstanding on these notes was $16,058,771 and $16,209,635, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of June 30, 2013 and December 31, 2012 the total outstanding balance of these notes was $425,000 and $700,000.

On June 30, 2012, the Company entered into two new notes with a third-party financial institution in the amount of $1,100,363, bearing interest rate of 3.5%. The purpose of these finance agreements is to purchase general liability and malpractice insurance policies for the Company. At June 30, 2013 and December 31, 2012, the outstanding balance was $63,458 and $885,882, respectively.

In connection with the UGH Kingwood Diagnostic and Rehabilitation Center acquisition, the Company assumed four promissory notes totaling $1,230,569 from the sellers on July 30, 2012. The promissory notes bear interest rates ranging from 0.0% to 9.0% and will be repaid with monthly installments which will be maturing from September 15, 2012 to April 12, 2016. At June 30, 2013 and December 31, 2012, the total amount outstanding on these notes was $220,406 and $372,501, respectively.

In connection with the UGH Baytown Sleep and Diagnostic Imaging Centers acquisitions, the Company entered into two promissory notes of $97,760 and $686,903 with sellers on November 27, 2012. The promissory notes bear interest rate at 5.0% and will be repaid with monthly installments beginning January 15, 2013, which will be maturing on November 30, 2013. At June 30, 2013 and December 31, 2012, the total amount outstanding on these notes was $361,521 and $784,663, respectively.

In connection with the UGHS Dallas Hospitals Inc. acquisition on December 14, 2012, the Company entered into a $28.5 million installment promissory note (the “Purchase Promissory Note”) with First National Bank. The purchase promissory note bears a fixed interest rate at 4.25% per annum, monthly principal and interest payments amortized on a 20-year basis, and a maturity date is ten years from the date of issuance. The interest rate after maturity shall be 18% per annum. The purchase promissory note is secured by 100% stock, real property, inventory and equipment of UGHS Dallas Hospitals, Inc., all as set forth in the loan agreement. The loan contains various terms and conditions, including operational and financial restrictions and limitations, affirmative and negative covenants, all as set forth in the loan agreement. At June 30, 2013 and December 31, 2012, the total amount outstanding on these notes was $28,350,199 and $28,500,000, respectively.

In connection with the UGHS Texas Anesthesia and Pain Management acquisition on June 1, 2013, the Company entered into an $800,000 promissory note with the seller. The promissory note bears interest rate at 5.0% per annum. This note has a term of 24 months and matures on June 15, 2015. At June 30, 2013, the outstanding amount on this note was $800,000.

In connection with the Living Well Diagnostic Imagining LLC acquisition on May 10, 2013, the Company entered into a promissory note of $325,000 with the seller. The promissory note bears interest rate at 5.0% per annum. This note has term of 24 months and matures on June 1, 2015. At June 30, 2013, the outstanding amount on this note was $312,096. In addition, the Company assumed a $530,000 of seller’s debt. This loan has a nine year of a ten year term loan, bears interest rate at 7.47% per annum. At June 30, 2013, the outstanding amount on this note was $525,405.

The Company recognized total interest expense on all of its notes payable of $997,603 and $585,031 for the three months ended and $2,128,085 and $1,147,650 for the six months ended June 30, 2013 and 2012, respectively. The Company accrued interest payable of $906,767 and $619,610 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 8 – LEASE OBLIGATIONS

Capital Leases

The Company has ten capital lease obligations with six financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $25,003,133 at June 30, 2013. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable 0 to 277 monthly installments, and mature between January 9, 2013 and July 30, 2036. As of June 30, 2013 and December 31, 2012, the Company had capital lease obligations of $32,379,931 and $31,755,291, respectively. The interest expense related to the capital lease obligation was $554,155 and $603,059 for the three months ended and $1,079,030 and $1,198,959 for the six months ended June 30, 2013 and 2012, respectively.

Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at June 30, 2013, are summarized as follows:

	Minimum Leases Payments	Less: Interest	Principal Payments
2014	$3,173,167	$2,169,880	$1,003,287
2015	2,765,439	2,097,710	667,729
2016	2,712,184	2,055,497	656,687
2017	2,737,097	1,996,530	740,567
2018	2,497,583	1,952,683	544,900
Thereafter	51,070,331	22,303,570	28,766,761

Total minimum lease payments	$64,955,801	$32,575,870	$32,379,931
Less current portion	(3,173,167)	(2,169,880)	(1,003,287)

Long-term portion	$61,782,634	$30,405,990	$31,376,644

NOTE 9 – RELATED PARTY TRANSACTIONS

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	June 30, 2013	December 31, 2012
Interest on notes payable to shareholders	$1,243,320	$1,200,546
Payable to Sybaris	932,507	932,507

Total payables to related parties	$2,175,827	$2,133,053

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$37,898	$583,715	$74,672	$1,162,750
General and administrative expense	186,975	337,030	460,426	681,643
Amortization expense	—	171,290	—	342,580

Total	$224,873	$1,092,035	$535,098	$2,186,973

Other Related Party Transactions

A certain shareholder of the Company organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the three and six months ended June 30, 2013 and 2012, UGH LP incurred total service expenses of $81,975 and $91,726, and $241,426 and $181,896, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable for services rendered.

Certain subsidiaries of the Company have engaged Black Mountain Construction Co. Inc. (“Black Mountain”) as general contractor for various construction projects at the Company’s healthcare facilities. Dr. Chahadeh is a director and a 20% owner of Black Mountain and has executed a personal guarantee of Black Mountain’s credit facility. Dr. Chahadeh’s interest in Black Mountain originated in 2011 when he provided seed capital and credit support to the founders of Black Mountain in order to finance its initial operations. His interest has not generated positive personal returns on his investment. During the three and six months ended June 30, 2013 and 2012, the Company paid Black Mountain $427,225 and $300,000, and $757,225 and $450,000, respectively for the Company’s construction projects for which Black Mountain was the general contractor.

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

Notes Payable to Related Parties

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of June 30, 2013 and December 31, 2012, the outstanding balance on this loan agreement was $1,365,946 and $1,620,946, respectively.

In addition, the Company has two Trinity notes payable to a shareholder, which are due on demand and non-interest bearing notes. As of June 30, 2013 and December 31, 2012, the outstanding balance on this loan agreement was $164,515 and $232,434, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On October 11, 2011, the trial court entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits, and $107,000 in attorneys’ fees. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP and APS appealed the judgment. On April 2, 2013, the Fourteenth Court of Appeals reformed the judgment to (1) delete the award of $900,000.00 in lost profits as a result of UGH LP’s breach of the PSA and (2) delete the award of $1,200,000.00 in lost profits as a result of APS’s breach of the CSA. As of April 4, 2013, the total amount of the reformed judgment, inclusive of all prejudgment and post-judgment interest and attorneys’ fees, was approximately $1,080,073, with interest accruing at the rate of $299.91 per day on the damages, and at a rate of $15.39 per day on the attorneys’ fees. As of June 30, 2013, the Company has reserved $1,190,219 which is inclusive of all pre-judgment and post-judgment interest and attorney’s fees.

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

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP was in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputed the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP and UHS timely filed an appeal and suspended enforcement of the Agreed Judgment during the pendency of such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP and UHS also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. On February 28, 2013, the First Court of Appeals ruled in favor of UGH LP and UHS, concluding that the trial court rendered a void judgment, and vacating the trial court’s judgment. On March 28, 2013 Siemens filed a new suit against UGH LP and UHS alleging breach of the settlement agreement and seeking entry of the Agreed Judgment. As of June 30, 2013 and December 31, 2012 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $2,753,232, respectively, in the Consolidated Balance Sheets.

NOTE 11 – DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Consulting Warrants	Total
Balance, December 31, 2012	$4,455,058	$441,995	$4,897,053
Issuance of Preferred C Shares	5,237,598	—	5,237,598
Derivatives cease to exist ( a)	(11,637,078)	—	(11,637,078)
Change in fair value	1,944,422	425,329	2,369,751

Balance, June 30, 2013	$—	$867,324	$867,324

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

    In the first quarter of 2013, several Series C Preferred Shareholders converted 1,733 shares of Series C Preferred Stock into 8,530,063 shares of the Company’s common stock. As of the date of conversion, the Company reclassified the fair value of the derivative liability to additional paid in capital as the derivative ceased to exist.

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

	Preferred C Shares Shares/Warrants	Consulting Warrants
Risk-free rate	0.36%-0.82%	0.36%-0.78%
Expected volatility	100%-117%	100%-117%
Expected life	3.08-5.00 years	3.84-5.00 years

The following table summarizes derivative warrants outstanding and exercisable as at June 30, 2013:

Issuance	Number of Shares	Weighted Average Exercise Price
Consulting Warrants (b)	1,605,818	0.14

(b)	Consulting Warrants:

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

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	June 30, 2013
May 2, 2012	605,818	$0.14	May 1, 2017	$88,470	$325,324
September 28, 2012	1,000,000	0.14	September 27, 2017	252,970	542,000

	1,605,818			$341,440	$867,324

NOTE 12 – EQUITY

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

During the quarter ended June 30, 2013, the Company issued 2,658,714 common shares upon conversion of 540 shares of Series C Preferred Stock.

During the quarter ended June 30, 2013, 2,872,729 warrants were exercised through net share settlement resulting in the issuance of 1,763,396 common shares.

NOTE 13 – SERIES C PREFERRED STOCK AND WARRANTS

On May 2, 2012, the Company completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). In March 2013, the total greenshoe exercises was $2,525,000. In addition, on April 25, 2013, the total greenshoe exercise was $75,000. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s Common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company’s Common Stock (the “Warrants”) at $0.26, are exercisable at any time, and expire on May 2, 2017. The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay outstanding tax payments and retired certain outstanding loan balances. At any time, after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions.

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On May 1, 2013, the Board declared and paid a quarterly cash dividend of $63,524. In the current year, the Company has paid cash dividends totaling $131,315. At June 30, 2013, the Company accrued $50,308 of the dividend. In addition, for three and six months ended June 30, 2013, the Company has recorded an accretion non-cash dividend in the amount of $177,226 and $656,837 for the increasing variable dividend rate.

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

During the current year, 2,273 of Preferred Shares were converted to the Company’s common shares, resulting in the issuance of 11,188,777 common shares. As of June 30, 2013, there were 4,018 shares of Company’s Preferred Shares outstanding.

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

At June 30, 2013, warrants were outstanding to purchase up to 15,896,729 of the Company’s common shares. During the current year, 3,272,729 of these warrants were exercised through net share settlement resulting in the issuance of 2,006,678 common shares.

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

(i)	Hospitals. The Company currently owns, manages and operates two hospitals, which offer a variety of medical and surgical services with a total of 180 beds. The hospitals provide inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, sleep lab, speech therapy, bariatrics, orthopedics, lab, and wound care. The Company’s hospitals provide 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. This business segment also includes the ownership of free-standing ambulatory surgery centers in markets that the Company targets for expansion.

(ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

(iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital and University General Hospital Dallas, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Hospital	$42,700,728	$26,709,385	$70,624,904	$43,394,503
Senior living	2,066,143	1,968,328	4,117,138	3,886,566
Support Services	4,699,865	2,231,440	8,272,204	4,156,358
Intersegment revenues	(3,100,878)	(1,836,076)	(5,323,082)	(3,277,295)

Total revenues	$46,365,858	$29,073,077	$77,691,164	$48,160,132

Depreciation and amortization
Hospital	$2,095,122	$1,312,990	$4,208,875	$2,734,907
Senior living	910,574	286,912	1,662,616	549,296
Support Services	137,011	170,018	264,173	210,890

Total depreciation and amortization	$3,142,707	$1,769,920	$6,135,664	$3,495,093

Operating income from operations
Hospital	$3,717,781	$9,675,390	$(4,159,463)	$11,541,215
Senior living	(687,649)	262,382	(853,205)	413,149
Support Services	284,802	(90,536)	377,772	(90,126)
Intersegment income	—	—	—	—

Total operating income	$3,314,934	$9,847,236	$(4,634,896)	$11,864,238

	As of June 30, 2013	As of December 31, 2012
Total segment assets
Hospital	$132,013,358	$124,237,686
Senior living	39,486,629	40,459,251
Support Services	10,506,589	10,143,625

Total assets	$182,006,576	$174,840,562

NOTE 15 – SUBSEQUENT EVENTS

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

These acquisitions further contribute to the expansion of the Company’s regional network in the Houston and Dallas metropolitan areas. The total aggregate purchase consideration, including assumed liabilities, for these acquisitions was approximately $2,400,000.

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

General

University General Health System, Inc. (“UGHS” or the “Company”) is a diversified, integrated multi-specialty health care provider that delivers concierge physician- and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient, and adaptive in today’s health care delivery environment. The Company currently operates two general acute care hospitals, a 69-bed facility in Houston and a 111-bed facility in Dallas, ambulatory surgical centers (“ASC“s), hyperbaric wound care centers, diagnostic imaging centers, anesthesia and pain management institute, physical therapy centers, a sports and rehabilitation center, sleep centers, senior living facilities, three of which are owned and all of which are managed by the majority-owned management company. The Company also offers billing, coding and other revenue cycle management services as well as food, hospitality, and other services to both its facilities and outside clients. The Company plans to complete additional complementary acquisitions in future years in Texas and other markets.

The Company made progress on a number of its key initiatives during first half of 2013. The Company completed four acquisitions during the first half of 2013, UGH Woodlands Physical Therapy, UGH Physical Therapy of Ennis, Living Well Diagnostic Imaging Center and Texas Anesthesia and Pain Management Institute. In addition, the Company completed other smaller acquisitions of physician services located in Houston of Texas. These acquisitions further contribute to the expansions of the Company’s regional network in the Houston and Dallas metropolitan areas.

The financial information, discussion and analysis that follow should be read in conjunction with The Company’s Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table contains the Company’s consolidated and segments results of operations for the six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, (1)
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$42,700,728	92.1%	$26,709,385	91.9%	$15,991,343
Senior living	2,066,143	4.5	1,968,328	6.8	97,815
Support services	1,598,987	3.4	395,364	1.4	1,203,623

Total Revenues	46,365,858	100.0	29,073,077	100.0	17,292,781
Operating expenses
Salaries, wages and benefits	18,030,843	38.9	8,735,661	30.0	9,295,182
Medical supplies	7,062,762	15.2	3,859,736	13.3	3,203,026
General and administrative expenses (includes related party expenses of $186,975 and $377,030, respectively)	14,879,129	32.1	7,667,311	26.4	7,211,818
Gain on extinguishment of liabilities	(64,517)	(0.1)	(2,806,787)	(9.7)	2,742,270
Depreciation and amortization (includes related party expenses of $0 and $171,290, respectively)	3,142,707	6.8	1,769,920	6.1	1,372,787

Total operating expenses	43,050,924	92.9	19,225,841	66.1	23,825,083

Operating income	3,314,934	7.1	9,847,236	33.9	(6,532,302)
Other income (expense)
Interest expense, net of interest income of $21,500 and $20,000, respectively (includes related party interest expense $37,898 and $583,715, respectively)	(1,886,129)	(4.1)	(1,385,335)	(4.8)	(500,794)
Other income (expense)	508,581	1.1	(139,639)	(0.5)	648,220
Direct investor expense	9,216	0.0	(4,701,289)	(16.2)	4,710,505
Change in fair market value of derivatives	20,876	0.0	916,533	3.2	(895,657)

Income before income tax	1,967,478	4.2	4,537,506	15.6	(2,570,028)
Income tax expense	143,499	0.3	3,407,131	11.7	(3,263,632)

Income before noncontrolling interest	1,823,979	3.9	1,130,375	3.9	693,604
Net income attributable to noncontrolling interests	49,987	0.1	30,018	0.1	19,969

Net income attributable to Company	$1,873,966	4.0%	$1,160,393	4.0%	$713,573

Less: Cash dividend-Convertible Preferred C Stock	(14,514)	(0.0)	(50,773)	(0.2)	36,259
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(177,226)	(0.4)	(91,408)	(0.3)	(85,818)

Net income attributable to common shareholders	$1,682,226	3.6%	$1,018,212	3.5%	$664,014

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Revenues for the second quarter of 2013 increased $17,292,781, or 59.5%, to $46,365,858 as compared to $29,073,077 for the second quarter of 2012. The revenues increase was primarily attributable to a 19.8% increase in the Company’s average daily census. The average daily census for the second quarter of 2013 was 44 as compared to 37 for the prior year second quarter. This increase in net patient revenues was also driven by the increase in surgeries 515, or 27.9% to 2,362 for the second quarter of 2013 as compared to 1,847 for the second quarter of 2012. The acquisitions of hospital outpatient departments (HOPDs) and the UGH Dallas contributed to additional revenues of $13,535,452 for the second quarter of 2013.

Salaries, wages and benefits expenses in the second quarter of 2013 increased $9,295,182 or 106.4%, to $18,030,843 from $8,735,661 for the second quarter of 2012. As a percentage of revenues, salaries, wages and benefits increased to 38.9% in the second quarter of 2013 from 30.0% in second quarter of 2012. The increase in the salaries, wages and benefits was primarily due to the acquisitions of HOPDs and UGH Dallas hospital, coupled with compensation increases within the industry.

Medical supplies expense in the second quarter of 2013 increased $3,203,026, or 83.0%, to $7,062,762 from $3,859,736 in the second quarter of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the second quarter of 2013 increased approximately by 4.3% or $710 per APD from $681 per APD in the second quarter of 2012. As a percentage of revenues, medical supplies expense increased to 15.2% in the second quarter of 2013 as compared to 13.3% in second quarter of 2012. Medical supplies rate increased in the second quarter of 2013 due to an increase in net revenues as a result of HOPDs and UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the second quarter of 2012.

General and administrative (“G&A”) expenses in the second quarter of 2013 increased $7,211,818, or 94.1%, to $14,879,129 from $7,667,311 in the second quarter of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital. In addition, the increase was due to increases in marketing and advertising, management fees and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues. As a percentage of revenues, G&A expenses increased to 32.1% in second quarter of 2013 from 26.4% in the second quarter of 2012.

Gain on extinguishment of liabilities in the second quarter of 2013 and 2012 was $64,517 and $2,806,787, respectively. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In the second quarter of 2012, in connection with the cancellation of obligations to a debt holder, the Company recognized a gain of $2,806,787 which represents the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes.

Depreciation and amortization expense was $3,142,707 in the second quarter of 2013 as compared to $1,769,920 the second quarter of 2012, as a result of acquisitions of HOPDs and UGH Dallas hospital. The increase in amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles from the final valuation acquisitions of Autimis and TrinityCare in 2012, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $1,886,129 in the second quarter of 2013 as compared to $1,385,335 in the second quarter of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the second quarter of 2013, as compared to the prior year second quarter, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $320,839 in the second quarter of 2013.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $143,499 and $99,000 in state income tax expense in the quarters ended June 30, 2013 and 2012, respectively.

As fully described in Notes 11 and 13 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor income was $9,216 in the second quarter of 2013 as compared to direct investor expense $4,701,289 in the second quarter of 2012. The change in fair market value of derivatives was $20,876 in the second quarter of 2013 as compared to $916,533 in the second quarter of 2012. The change in the direct investor expense and change in fair market value of derivatives were primarily due to the amendments to C Series Preferred and warrants. In December 2012, certain warrants shareholders agreed to waive all full ratchet price protection and in March 2013, all C Series Preferred shareholders agreed to waive all full ratchet price protection. As of the date of the amendments, the Company reclassified the fair market value of derivatives to additional paid in capital as the derivative ceased to exist.

As a result of the foregoing, the Company had net income attributable to the Company of $1,873,966 for the second quarter of 2013 as compared to a net income of $1,160,393 for the second quarter of 2012.

Segment Results of Operations

Hospital

Revenues for the second quarter of 2013 increased by $15,991,343, or 59.9%, to $42,700,728 as compared to $26,709,385 for the second quarter of 2012. The revenues increase was primarily attributable to a 19.8% increase in the Company’s average daily census. The average daily census for the second quarter of 2013 was 44 as compared to 37 for the prior year second quarter. This increase in net patient revenues was also driven by the increase in surgeries 515, or 27.9% to 2,362 for the second quarter of 2013 as compared to 1,847 for the second quarter of 2012. The acquisitions of hospital outpatient departments (HOPDs) and UGH Dallas contributed to additional revenues of $13,535,452 for the second quarter of 2013.

Provision for doubtful accounts during the second quarter of 2013 increased $5,343,878 to 16.7% of net revenue before the provision for doubtful accounts as compared to 9.5% of net revenue before the provision for doubtful accounts during the second quarter of 2012. The increase was a result of the deterioration of the accounts receivable aging.

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

Day’s revenues outstanding were 61 days at June 30, 2013 as compared to 73 days at December 31, 2012. To calculate day’s revenues outstanding, the Company divides its average accounts receivable net of allowance for doubtful accounts by its net revenues per day. Net revenues per day is calculated by dividing revenues for the periods by the number of calendar days in the periods. The day’s revenues outstanding decrease in the second quarter of 2013 was related to the increase in the allowance due to the deterioration of the accounts receivable aging.

Salaries, wages and benefits in second quarter of 2013 increased $7,633,325, or 114.7%, to $14,287,785 from $6,654,460 in the second quarter of 2012. As a percentage of revenues, salaries, wages and benefits increased to 33.5% in the second quarter of 2013 from 24.9% in the second quarter of 2012. The increase in the salaries, wages and benefits rate was primarily due to the acquisitions of HOPDs and the UGH Dallas hospital.

Medical supplies expense in the second quarter of 2013 increased $3,203,026, or 83.0%, to $7,062,762 from $3,859,736 in the second quarter of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the second quarter of 2013 increased approximately by 4.3% or $710 per APD from $681 per APD in the second quarter of 2012. As a percentage of revenues, medical supplies expense increased to 16.5% in the second quarter of 2013 as compared to 14.5% in second quarter of 2012. Medical supplies rate increased in the second quarter of 2013 due to an increase in net revenues as a result of HOPDs and UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the second quarter of 2012.

General and administrative expenses in the second quarter of 2013 increased $6,323,397, or 102.4%, to $12,500,917 from $6,177,520 in the second quarter of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital, coupled with increases in marketing and advertising, management fees, legal fees, and purchased services.

Gain on extinguishment of liabilities in the second quarters ended of 2013 and 2012 was $64,517 and $2,806,787, respectively. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In the three months ended June 30, 2012, in connection with the cancellation of obligations to a debt holder, the Company recognized a gain of $2,806,787 which represents the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes.

Depreciation and amortization expense in the second quarter of 2013 increased by $782,132, or 59.6%, to $2,095,122 as compared to $1,312,990 in the second quarter of 2012. The increase in depreciation and amortization expense resulted from the acquisitions of HOPDs and UGH Dallas hospital.

Net interest expense was $1,521,338 in current year second quarter as compared to $1,065,417 in the prior year second quarter. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the second quarter of 2013, as compared to the prior year second quarter, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $320,839 in the second quarter of 2013.

Operating income of the hospital segment was $6,818,659 for the second quarter of 2013 as compared to the operating income of $11,511,466 for the second quarter of 2012. In addition, the decrease in net operating expense was driven by the increases in marketing and advertising, management fees, legal fees and purchased services.

Senior Living

Senior living net revenues for the second quarter of 2013 increased 5.0% to $2,066,143 from $1,968,328 for the second quarter of 2012. The average revenue per unit occupied for the second quarters of 2013 and 2012 was $3,190 and $3,043, respectively. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported stable occupancy, with an overall occupancy in excess of 92.5% and 91.7% for the second quarter of 2013 and 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries, benefits and general administrative expenses remained consistent at $1,843,218 and $1,419,034 in the second quarters of 2013 and 2012, respectively. The depreciation and amortization increased to $910,574 in the second quarter of 2013 as compared to $286,912 in the second quarter of 2012. The increase in depreciation and amortization expense in the second quarter of 2013 over the prior year second quarter was primarily resulted from the amortization expense of customer relationship, tradename and non-compete agreement which was obtained from the final valuation report for the acquisition of TrinityCare.

Net operating income before depreciation and amortization and interest expense was $577,274 and $549,294 for the second quarters of 2013 and 2012.

Support Services

Revenues, net of intercompany revenues, for the second quarters of 2013 and 2012 were $1,598,987 and $395,364. The revenues increase was due to the acquisitions of HOPDs and the UGH Dallas hospital.

Salaries, benefits and general administrative expenses in the second quarter of 2013 increased $2,126,093 to $4,278,052 from $2,151,959 in the second quarter of 2012. The increase in salaries, benefits and general administrative expenses was due increases in the acquisitions of HOPDs and the UGH Dallas hospital.

The depreciation and amortization increased to $137,011 in the second quarter of 2013 as compared to $170,018 in the second quarter of 2012.

The net operating income was $284,802 for the second quarter of 2013 as compared to the net operating loss $90,537 for the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table contains the Company’s consolidated and segments results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, (1)
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$70,624,904	90.9%	$43,394,503	90.1%	$27,230,401
Senior living	4,117,138	5.3	3,886,566	8.1	230,572
Support services	2,949,122	3.8	879,063	1.8	2,070,059

Total Revenues	77,691,164	100.0	48,160,132	100.0	29,531,032
Operating expenses
Salaries, wages and benefits	38,130,035	49.1	17,017,652	35.3	21,112,383
Medical supplies	12,012,044	15.5	6,791,861	14.1	5,220,183
General and administrative expenses (includes related party expenses of $460,426 and $681,643, respectively)	26,112,834	33.6	11,894,814	24.7	14,218,020
Gain on extinguishment of liabilities	(64,517)	(0.1)	(2,903,526)	(6.0)	2,839,009
Depreciation and amortization (includes related party expenses of $0 and $342,580, respectively)	6,135,664	7.9	3,495,093	7.3	2,640,571

Total operating expenses	82,326,060	106.0	36,295,894	75.4	46,030,166

Operating income (loss)	(4,634,896)	(6.0)	11,864,238	24.6	(16,499,134)
Other income (expense)
Interest expense, net of interest income of $43,000 and $40,000, respectively (includes related party interest expense	(3,636,324)	(4.7)	(2,823,300)	(5.9)	(813,024)
of $74,672 and $1,162,750, respectively)
Other income (expense)	511,360	0.7	(128,056)	(0.3)	639,416
Direct investor expense	(4,918,121)	(6.3)	(4,701,289)	(9.8)	(216,832)
Change in fair market value of derivatives	(2,369,751)	(3.1)	916,533	1.9	(3,286,284)

Income (loss) before income tax	(15,047,732)	(19.4)	5,128,126	10.6	(20,175,858)
Income tax expense	286,998	0.4	3,506,131	7.3	(3,219,133)

Income (loss) before noncontrolling interest	(15,334,730)	(19.7)	1,621,995	3.4	(16,956,725)
Net income attributable to noncontrolling interests	131,995	0.2	27,835	0.1	104,160

Net income (loss) attributable to Company	(15,202,735)	(19.6)%	1,649,830	3.4%	$(16,852,565)

Less: Cash dividend-Convertible Preferred C Stock	(50,308)	(0.1)	(50,773)	(0.1)	465
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(656,837)	(0.8)	(91,408)	(0.2)	(565,429)

Net income (loss) attributable to common shareholders	$(15,909,880)	(20.5)%	$1,507,649	3.1%	$(17,417,529)

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Revenues for the first six months of 2013 increased $29,531,032, or 61.3%, to $77,691,164 as compared to $48,160,132 for the first six months of 2012. The revenues increase was primarily attributable to a 20.0% increase in the Company’s average daily census. The average daily census for the first six months of 2013 was 42 as compared to 35 for the first six months of 2012. This increase in net patient revenues was also driven by the increase in surgeries 980, or 29.1% to 4,342 for the first six months of 2013 as compared to 3,362 for the first six months of 2012. The acquisitions of hospital outpatient departments (HOPDs) and the UGH Dallas contributed to additional revenues of $23,892,021 for the first six months of 2013.

Salaries, wages and benefits expenses in the first six months of 2013 increased $21,112,383 or 124.1%, to $38,130,035 from $17,017,652 in the first six months ended of 2012. As a percentage of revenues, salaries, wages and benefits increased to 49.1% in the first six months of 2013 from 35.3% in the first six months of 2012. In addition, the Company issued a total of 10,100,000 common shares to its management; as a result, the Company recorded $3,636,000 as compensation expense. The increase in the salaries, wages and benefits was primarily due to the acquisitions of HOPDs and the UGH Dallas hospital and coupled with compensation increases within the industry.

Medical supplies expense in the first six months of 2013 increased $5,220,183, or 76.9%, to $12,012,044 from $6,791,861 in the first six months of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the first six months of 2013 increased approximately by 4.8% or $608 per APD from $580 per APD in the first six months of 2012. As a percentage of revenues, medical supplies expense increased to 15.5% in the first six months of 2013 as compared to 14.1% in the first six months of 2012. Medical supplies rate increased in the first half of 2013 due to an increase in net revenues as a result of HOPDs and the UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the first half of 2012.

General and administrative (“G&A”) expenses in the first six months of 2013 increased $14,218,020, or 119.5%, to $26,112,834 from $11,894,814 in the first six months of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and the UGH Dallas hospital. In addition, the increase was due to increases in marketing and advertising, management fees and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues. As a percentage of revenues, G&A expenses increased to 33.6% in first six months of 2013 from 24.7% in the first six months of 2012.

Gain on extinguishment of liabilities in the first six months of 2013 and 2012 was $64,517 and $2,806,787, respectively. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In the first six months of 2012, in connection with the cancellation of obligations to a debt holder, the Company recognized a gain of $2,806,787 which represents the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes.

Depreciation and amortization expense was $6,135,664 in the first six months of 2013 as compared to $3,495,093 the first six months of 2012, as a result of acquisitions of HOPDs and the UGH Dallas hospital. The increase in amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles from the final valuation acquisitions of Autimis and TrinityCare in 2012, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $3,636,324 in the first six months of 2013 as compared to $2,823,300 in the first six months of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the first six months of 2013, as compared to the prior year period, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $381,867 in the first six months of 2013.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $286,998 and $199,000 in state income tax expense in the six months ended June 30, 2013 and 2012, respectively.

As fully described in Notes 11 and 13 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense was $4,918,121 in the first six months of 2013 as compared to $4,701,289 in the first six months of 2012. The change in fair market value of derivatives was $2,369,751 in the first six months of 2013 as compared to $916,533 in the first six months of 2012.

As a result of the foregoing, the Company had net loss attributable to the Company of $15,202,735 for the six months ended June 30, 2013 as compared to a net income of $1,649,830 for the six months ended June 30, 2012.

Segment Results of Operations

Hospital

Revenues for the six months ended of 2013 increased by $27,230,402, or 62.8%, to $70,624,904 as compared to $43,394,502 for the second quarter of 2012. The revenues increase was primarily attributable to a 20.0% increase in the Company’s average daily census. The average daily census for the first six months of 2013 was 42 as compared to 35 for the first six months of 2012. This increase in net patient revenues was also driven by the increase in surgeries 980, or 29.1% to 4,342 for the first six months of 2013 as compared to 3,362 for the first six months of 2012. The acquisitions of hospital outpatient departments (HOPDs) and the UGH Dallas contributed to additional revenues of $23,892,021 for the first six months of 2013.

Provision for doubtful accounts during the first six months of 2013 increased $7,446,052 to 14.7% of net revenue before the provision for doubtful accounts as compared to 8.8% of net revenue before the provision for doubtful accounts during the first six months of 2012. The increase was a result of the deterioration of the accounts receivable aging.

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

Day’s revenues outstanding were 61 days at June 30, 2013 as compared to 73 days at December 31, 2012. To calculate day’s revenues outstanding, the Company divides its average accounts receivable net of allowance for doubtful accounts by its net revenues per day. Net revenues per day is calculated by dividing revenues for the periods by the number of calendar days in the periods. The day’s revenues outstanding decrease in the first six months of 2013 was related to the increase in the allowance due to the deterioration of the accounts receivable aging.

Salaries, wages and benefits in the first six months of 2013 increased $18,418,715, or 142.7%, to $31,328,327 from $12,909,612 in the first six months of 2012. As a percentage of revenues, salaries, wages and benefits increased to 44.4% in the first six months of 2013 from 29.7% in the first six months of 2012. In addition, the Company issued a total of 10,100,000 common shares to its management; as a result, the Company recorded $3,636,000 as compensation expense. The increase in the salaries, wages and benefits rate was primarily due to the acquisitions of HOPDs and the UGH Dallas hospital.

Medical supplies expense in the first six months of 2013 increased $5,220,183, or 76.9%, to $12,012,044 from $6,791,861 in the first six months of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the first six months of 2013 increased approximately by 4.8% or $608 per APD from $580 per APD in the first six months of 2012. As a percentage of revenues, medical supplies expense increased to 17.0% in the first six months of 2013 as compared to 15.7% in the first six months of 2012. Medical supplies rate increased in the first half of 2013 due to an increase in net revenues as a result of HOPDs and the UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the first half of 2012.

General and administrative expenses in the first six months of 2013 increased $12,933,417, or 143.0%, to $21,976,556 from $9,043,139 in the first six months of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital, coupled with increases in marketing and advertising, management fees, legal fees, and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues. As a percentage of revenues, G&A expenses increased to 31.1% in the first six months of 2013 from 20.8% in the first six months of 2012.

Gain on extinguishment of liabilities in the first six months of 2013 and 2012 was $64,517 and $2,806,787, respectively. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In the first six months of 2012, in connection with the cancellation of obligations to a debt holder, the Company recognized a gain of $2,806,787 which represents the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes.

Depreciation and amortization expense in the first six months of 2013 increased by $1,473,968, or 53.9%, to $4,208,875 as compared to $2,734,907 in the first six months of 2012. The increase in depreciation and amortization expense resulted from the acquisitions of HOPDs and the UGH Dallas hospital.

Net interest expense was $2,883,375 in the first six months of 2013 as compared to $2,209,786 in the first six months of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the first six months of 2013, as compared to the prior year period, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $381,867 in the first six months of 2013.

Operating income of the hospital segment was $1,163,619 for the first six months of 2013 as compared to the operating income of $11,541,215 for the first six months of 2012. In addition, the decrease in net operating income was driven by the increases in marketing and advertising, management fees legal fees and purchased services.

Senior Living

Senior living net revenues for the first six months of 2013 increased by $230,572, or 5.9%, to $4,117,138 from $3,886,566 for the first six months of 2012. The average revenue per unit occupied for the first six months of 2013 and 2012 was $3,168 and $3,147, respectively. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 93.5% and 93.4% for the first six months of 2013 and 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries, benefits and general administrative expenses remained consistent at $3,307,727 and $2,924,121 in the first six months of 2013 and 2012, respectively. The depreciation and amortization increased to $1,662,626 in the first six months of 2013 as compared to $549,296 in the first six months of 2012. The increase in depreciation and amortization expense in the first six months of 2013 over the prior year period was primarily resulted from the amortization expense of customer relationship, tradename and non-compete agreement which was obtained from the final valuation report for the acquisition of TrinityCare.

Net operating income before depreciation and amortization and interest expense was $1,163,760 and $962,445 for the six months ended June 30, 2013 and 2012.

Support Services

Revenues, net of intercompany revenues, for the first six months of 2013 and 2012 were $2,949,122 and $879,064. The revenues increase was due to the acquisitions of HOPDs and the UGH Dallas hospital.

Salaries, benefits and general administrative expenses in the first half of 2013 increased $3,594,666 to $7,630,259 from $4,035,593 in the first six months of 2012. The increase in salaries, benefits and general administrative expenses was due increases in the acquisitions of HOPDs and the UGH Dallas hospital.

The depreciation and amortization increased to $264,173 in the first six months of 2013 as compared to $210,890 in the six months ended of 2012.

The net operating income was $377,772 for the six months ended June 30, 2013 as compared to the net operating loss $90,126 for the six months ended June 30, 2012.

Liquidity and Capital Resources

The Company’s primary cash requirements are paying its operating expenses, servicing its debt, capital expenditures on its existing properties, acquisitions and distributions to non-controlling interests. The Company’s primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

Key components of the Company’s cash flows for the current year and prior year are summarized below:

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$6,813,008	$2,384,981
Investing activities	(5,482,504)	(1,351,646)
Financing activities	(701,679)	(1,095,468)

During the six months ended June 30, 2013, the Company generated $6,813,008 in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of $13,498,423. Net changes in operating assets and liabilities used net cash of approximately $6,685,415, which included a $14,964,630 increase in accounts receivable, offset by a $9,193,168 increase in account payable, accrued expenses and taxes payable, and a net decrease of $913,953 in related party receivables and payables, inventories, prepaid expenses, deferred revenues and other assets.

During the prior year, the Company generated $2,384,981 in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of approximately $14,155,014. Net changes in operating assets and liabilities used net cash of approximately $11,700,033, which primarily included a $10,450,284 increase in accounts receivable, a $829,058 increase in related party receivable, offset by a $848,440 decrease in account payable, accrued expenses and tax payable and a decrease of $357,749 in prepaid expenses and other assets.

The cash used in investing activities was $5,482,504 in the first six months of 2013, compared to $1,351,646 in the first six months of 2012. The increase in cash used in investing activities was primarily attributable to additional purchases of property and equipment as compared to the prior year. In addition, the Company paid $1,133,562 cash for the acquisitions of UGH Woodlands Physical Therapy, UGH Physical Therapy of Ennis, Living Well Living Well Diagnostic Imaging Center, Texas Anesthesia and Pain Management Institute and a couple of smaller acquisitions.

The cash used in financing activities was $701,679 in the six months ended June 30, 2013, compared to cash used of $1,095,468 in the six months ended June 30, 2012. The decrease cash in financing activities over the prior year period was primarily a result of lower borrowings and payments on notes payable.

As of June 30, 2013, the Company had a negative working capital of approximately $47,282,563 as compared to a negative of approximately $41,797,619 as of December 31, 2012. The Company is a highly leveraged company with debt service requirements. The Company’s short-term debt totaled $30,947,820 at June 30, 2013.

The negative working capital and relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required past due payroll and income tax payments raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

On May 2, 2012, the Company completed a securities purchase agreement (the “Securities Purchase Agreement”) with institutional investors (the “Purchasers”), for the private issuance and sale to the Purchasers of 3,808 shares of the Company’s Series C Variable Rate Convertible Preferred Stock (the “Preferred Shares”). In March 2013, the total greenshoe exercises was $2,525,000. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s Common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company’s Common Stock (the “Warrants”) at $0.26, are exercisable at any time, and expire on May 2, 2017. The Preferred Shares were issued at an original issue discount at 12%. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares and Warrants was approximately $3.1 million. The Company used these proceeds to pay tax payments and retired certain outstanding loan balances. At any time after the six month anniversary of the date of issuance of the Preferred Shares, the Company has the right to redeem the Preferred Shares at a premium of 115%, subject to certain conditions. Furthermore, at any time after the six month anniversary of the date of issuance of the Preferred Shares the Company has the right to require the holders to convert their Preferred Shares in the event that the Company’s common stock meets certain trading premiums, and subject to other conditions. On March 25, 2013, the Company executed an amendment (the “Amendment”) to the Certificate of Designation of Preferences, Rights and Limitations of the Preferred Stock (the “Certificate of Designation”). Pursuant to the Amendment, the full ratchet price protection in the Certificate of Designation was deleted and the Company agreed, subject to certain limited exceptions, not to issue Common Stock for consideration per share less than the then existing conversion price per share under the Certificate of Designation. Each of the holders of the Preferred Stock has consented to the Amendment. Any new Preferred Shares issued on or after March 25, 2013 by the Company to the Purchasers as “Greenshoe Securities” pursuant to the Securities Purchase Agreement will be governed by the Certificate of Designation as amended by the Amendment.

In the first half of 2013 the Board declared and paid cash dividend of $131,315. At June 30, 2013, the Company accrued $50,308 of the dividend.

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. In June 2013, the secured revolving credit facility increased to $22.5 million. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at June 30, 2013 was $5,441,901. At June 30, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $381,867, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of June 30, 2013 of $17,058,094.

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

Based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, its disclosure controls and procedures were not effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013.

The Company’s assessed the effectiveness of its internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company’s management believes that, as of June 30, 2013, its internal control over financial reporting was not effective based on those criteria. The Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s assessment identified certain material weaknesses which are set forth below:

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