Form 10-Q
period 2013-09-30
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2014-02-03
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of January 23, 2014, there were 376,816,527 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,471,292	$1,188,230
Accounts receivable, less allowance for doubtful accounts of $47,343,827 and $21,422,475	28,617,887	20,941,005
Inventories	2,392,581	1,458,089
Prepaid expenses and other assets	4,253,796	3,986,378
Current deferred taxes	2,187,792	1,729,150

Total Current Assets	38,923,348	29,302,852
Long-Term Assets
Property, equipment and leasehold improvements, net	98,839,623	96,965,889
Intangible assets, net	4,848,153	5,919,000
Goodwill	41,831,642	39,271,829
Deferred tax assets	2,853,551	659,405
Other non-current assets, net	2,159,371	2,721,587

Total Long-Term Assets	150,532,340	145,537,710

Total Assets	$189,455,688	$174,840,562

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$18,260,258	$9,699,411
Payables to related parties	2,154,739	2,133,053
Accrued expenses	13,405,037	11,938,589
Payroll taxes payable	3,185,898	1,610,836
Income tax payable	14,896,483	11,813,198
Deferred revenue	1,385,592	238,846
Notes payable, current portion	21,510,306	26,089,305
Notes payable to related parties, current portion	1,329,375	1,853,380
Capital lease obligations, current portion	835,385	826,800
Derivative liability	564,824	4,897,053

Total Current Liabilities	77,527,897	71,100,471
Long-Term Liabilities
Lines of credit, less current portion	18,613,293	12,579,933
Notes payable, less current portion	42,198,002	46,947,860
Capital lease obligations, less current portion	31,211,290	30,928,491

Total Long-Term Liabilities	92,022,585	90,456,284
Total Liabilities	169,550,482	161,556,755
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,626 and 3,379 shares issued and outstanding, respectively ($1,000 stated value)	3,079,292	2,566,308
Shareholders’ Equity and (Deficiency)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B - 3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 376,803,299 and 343,459,294 shares issued and outstanding, respectively	376,803	343,459
Additional paid-in-capital	86,525,014	65,419,774
Shareholders’ receivables	(2,518,569)	(2,828,251)
Accumulated deficit	(72,321,878)	(57,186,915)

Total shareholders’ equity	12,061,373	5,748,070
Noncontrolling interest	4,764,541	4,969,429

Total equity	16,825,914	10,717,499

Total Liabilities and Shareholders’ Equity	$189,455,688	$174,840,562

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Patient service revenues, net of contractual adjustments	$58,957,696	$35,351,438	$138,091,078	$82,675,939
Provision for doubtful accounts	(15,882,706)	(3,494,644)	(27,516,589)	(7,682,475)

Net patient service revenue less provision for doubful accounts	43,074,990	31,856,794	110,574,489	74,993,464
Senior living revenues	1,952,308	1,969,785	5,937,310	5,746,643
Support services revenues	2,084,213	702,542	5,011,325	1,581,606
Other revenues	2,440,186	1,491,270	5,719,737	1,858,810

Total revenues	49,551,697	36,020,391	127,242,861	84,180,523
Operating expenses
Salaries, wages and benefits	20,074,367	10,448,799	58,204,402	27,466,450
Medical supplies	8,183,573	4,820,777	20,195,617	11,612,638
General and administrative expenses (includes related party expenses of $144,600 and $372,697 for the three months ended and $605,026 and $1,054,340 for the nine months ended, respectively)	15,775,004	7,222,741	41,887,838	19,117,554
Gain on extinguishment of liabilities	—	(618,353)	(64,517)	(3,521,879)
Depreciation and amortization (includes related party expenses of $0 and $171,290 for three months ended and $0 and $513,870 for nine months ended, respectively)	2,677,210	2,443,747	8,812,874	5,938,840

Total operating expenses	46,710,154	24,317,711	129,036,214	60,613,603

Operating income (loss)	2,841,543	11,702,680	(1,793,353)	23,566,920
Other income (expense)
Interest expense, net of interest income of $21,500 and $20,000 for three months ended and $64,500 and $60,000 for nine months ended (includes related party interest expense $29,614 and $571,394 for the three months ended and $104,286 and $1,734,144 for the nine months ended)	(1,858,474)	(1,363,821)	(5,494,145)	(4,187,121)
Other income (expense)		(252,970)	510,707	(381,026)
Direct investor expense	—	(857,674)	(4,918,121)	(5,558,963)
Change in fair market value derivatives	302,500	(5,173,513)	(2,067,251)	(4,256,980)

Income (loss) before income tax	1,285,569	4,054,702	(13,762,163)	9,182,830
Income tax expense	143,499	2,271,631	430,497	5,777,762

Income (loss) before noncontrolling interest	1,142,070	1,783,071	(14,192,660)	3,405,068
Net income attributable to noncontrolling interests	72,893	212,131	204,888	239,966

Net income (loss) attributable to the Company	$1,214,963	$1,995,202	$(13,987,772)	$3,645,034

Less: Cash dividend-Convertible Preferred C Stock	6,359	(53,387)	(43,949)	(53,387)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(241,023)	(145,562)	(897,860)	(236,879)

Net income (loss) attributable to common shareholders	$980,299	$1,796,253	$(14,929,581)	$3,354,768

Basic and diluted income (loss) per share data:
Basic earnings (loss) per common share	$0.00	$0.01	$(0.04)	$0.01

Basic weighted average shares outstanding	372,809,534	325,144,781	364,568,843	306,101,581

Diluted earnings (loss) per common share	$0.00	$0.01	$(0.04)	$0.01

Diluted weighted average shares outstanding	399,102,442	346,557,557	364,568,843	325,967,397

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(14,192,660)	$3,405,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,812,874	5,938,840
Provision for doubtful accounts	27,516,589	7,682,475
Gain on sales of assets	—	(11,583)
Gain on extinguishment of liabilities	(64,517)	(3,521,879)
Deferred income taxes benefits	(2,652,788)	—
Compensation expense	3,636,000	—
Direct investor expense	4,918,122	5,558,963
Change in fair market value of derivatives	2,067,251	4,256,980
Other	675,412	392,609
Net changes in operating assets and liabilities:
Accounts receivable	(35,193,471)	(20,212,013)
Related party receivables and payables	21,686	321,621
Inventories	(934,492)	415,081
Prepaid expenses and other assets	(737,029)	(2,033,897)
Accounts payable, accrued expenses and taxes payable	14,472,255	2,750,062
Deferred revenues	1,146,746	(50,171)

Net cash provided by operating activities	9,491,978	4,892,156

Cash flows from investing activities:
Additions to property, equipment and leasehold improvements	(5,860,463)	(2,009,359)
Business acquisitions, net of cash acquired	(1,733,562)	(222,594)
Investments in unconsolidated affiliates	60,000	(160,000)

Net cash used in investing activities	(7,534,025)	(2,391,953)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	88,693,593	12,269,000
Payments of revolving credit facility borrowings	(82,660,233)	(8,451,025)
Distribution to noncontrolling interests	—	(172,762)
Issuance of common stock	2,200,000	5,195,827
Issuance of Preferred Series C Convertible Stock, net issuance costs	2,974,181	3,344,669
Dividend paid on Preferred C Convertible Stock	(205,382)	(76,160)
Borrowings under notes payable	1,389,042	8,122,781
Payments on notes payable	(12,804,493)	(13,155,873)
Payments on debt issuance costs	—	(798,251)
Borrowings under notes payable to related party	144,081	43,685
Payments on notes payable to related party	(668,087)	(145,003)
Payments on capital leases	(737,593)	(3,873,037)

Net cash used in financing activities	(1,674,891)	2,303,851

Net increase in cash and cash equivalents	283,062	4,804,054
Cash and cash equivalents:
Beginning of period	1,188,230	538,018

End of period	$1,471,292	$5,342,072

Supplemental disclosures of cash flow information:
Interest paid	$4,789,838	$4,690,494
Income taxes paid	$—	$383,434
Supplemental noncash investing activities:
Property and equipment additions financed	$1,028,978	$819,236
Supplemental noncash financing activities:
Issuance of common stock	$4,638,772	$670,000
Transfer of related party debt to third party debt	$—	$2,510,836
Noncash consideration paid for acquisitions	$2,113,069	$7,789,624
Dividend on Preferred C Convertible Stock	$43,949	$53,387
Derivative ceases to exist	$11,637,078	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of University General Health System, Inc. (the “Company”) are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP” or “U.S. GAAP”) and include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the Company’s Consolidated Balance Sheet at September 30, 2013, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012. Although the Company believes the disclosures in these financial statements are adequate to make the interim financial information presented not misleading, certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in this Form 10-Q pursuant to U.S. Securities and Exchange Commission (“SEC”) rules and regulations. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for a full year.

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

The following table presents the Company’s derivative liability measured at fair value on a recurring basis in the Consolidated Balance Sheets (Unaudited):

	September 30, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities:
Balance, December 31, 2012	$4,897,053	$—	$—	$4,897,053
Issuance of Preferred C Shares	5,237,598	—	—	5,237,598
Derivatives cease to exist	(11,637,078)	—	—	(11,637,078)
Change in fair market value derivatives	2,067,251	—	—	2,067,251

Balance, September 30, 2013	$564,824	$—	$—	$564,824

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

Debt Issuance Costs. Debt issuance costs are accounted for as a deferred charge and are amortized on a straight-line basis over the terms of the related financing agreements. The balance of the debt issuance costs, net of accumulated amortization of $2,725,233 and $1,425,533, was $636,017 and $1,724,582 at September 30, 2013 and December 31, 2012, respectively.

Electronic Health Record Incentive Payments. The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. The Company recognizes income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when the Company’s eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Medicaid EHR incentive calculations and related payment amounts are based upon prior period cost report information available at the time the Company’s eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period, and are not subject to revision for cost report data filed for a subsequent period. Thus, incentive income recognition occurs at the point the Company’s eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology for the applicable period, as the cost report information for the full cost report year that will determine the final calculation of the incentive payment is known at that time.

Medicare EHR incentive calculations and related initial payment amounts are based upon the most current filed cost report information available at the time the Company’s eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period. However, unlike Medicaid, this initial payment amount will be adjusted based upon an updated calculation using the annual cost report information for the cost report period that began during the applicable payment year. Thus, incentive income recognition occurs at the point the Company’s eligible hospitals demonstrate meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

The Company recognized $200,222 of electronic health record incentive income related to the Medicaid incentive programs for the current year. At September 30, 2013, the Company has $1,032,670 of deferred EHR incentive income, which represents initial incentive payments received for which EHR incentive income has not been recognized. The recognized amount has been included in the “Other income” in the consolidated statement of operations in the current year.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. For the nine months ended September 30, 2013, 17,844,469 common shares attributable to Series C convertible preferred stock and 8,280,772 Preferred C Warrants would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported period.

The following table summarizes the components used to determine total diluted shares:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	$1,214,963	$1,995,202	$(13,987,772)	$3,645,034
Less: Cash dividend-Convertible Preferred C Stock	6,359	(53,387)	(43,949)	(53,387)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(241,023)	(145,562)	(897,860)	(236,879)

Net income (loss) attributable to common shareholders	$980,299	$1,796,253	$(14,929,581)	$3,354,768

Basic weighted average shares outstanding	372,809,534	325,144,781	364,568,843	306,101,581
Effect of dilutive securities:
Preferred C Shares	17,844,469	19,090,909	—	19,090,909
Preferred C Warrants	8,448,439	2,321,867	—	774,907

Diluted weighted average shares outstanding	399,102,442	346,557,557	364,568,843	325,967,397

Earnings per share data:
Basic loss per common share	$0.00	$0.01	$(0.04)	$0.01
Diluted loss per common share	$0.00	$0.01	$(0.04)	$0.01

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

Following the Merger, the Company consummated acquisitions of complementary businesses, further discussed below, and as of September 30, 2013, the Company owned or operated the following centers:

•	University General Hospital (“UGH”), which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas, and also consists of Mainland Surgery Center, a free-standing ambulatory surgery center in Dickinson, Texas and the following hospital outpatient departments (HOPDs):

•	University General Hospital -Hyperbaric Wound Care Center

•	UGH Baytown Endoscopy, which is a 3-bed ambulatory surgery center

•	UGH Diagnostic Imaging and UGH Physical Therapy

•	UGH KW Imaging and UGH KW Sleep Center

•	UGH Robert Horry Center for Sports and Physical Rehabilitation

•	UGH Baytown Imaging and UGH Sleep Evaluation

•	UGH Woodlands Physical Therapy

•	Texas Anesthesia and Pain Management Institute

•	University General Hospital Dallas (formerly known as South Hampton Community Hospital) which is a 111-bed general acute care hospital near downtown Dallas in Dallas, Texas, and also consists of the following HOPDs:

•	UGHS Physical Therapy of Ennis

•	UGHS Living Well Diagnostic Imaging Center

•	UGHS Waxahachie Diagnostic Center

•	Senior Living which consists of

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Support Services which consists of

•	UGHS Autimis Companies, which are a revenue cycle management company and a specialized health care coding company that serve hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

The Company plans to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

As of September 30, 2013, the Company operated under three segments of business: Hospital, Senior Living and Support Services. The Company intends to aggressively pursue its acquisitions strategy in future years.

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

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage for government, commercial and managed care contracts differed by 1.0% at September 30, 2013 from its estimated reimbursement percentage, net revenues for the three and nine months ended September 30, 2013 would have changed by approximately $2.3 million and $5.9 million, and net accounts receivable at September 30, 2013 would have changed by approximately $1.4 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and reports them in the periods that such adjustments become known.

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross patient service revenues	$238,397,515	$136,573,174	$617,053,719	$333,055,886
Less estimated contractual adjustments and discounts	(179,439,819)	(101,221,736)	(478,962,641)	(250,379,947)

Revenues before provision for doubtful accounts	$58,957,696	$35,351,438	$138,091,078	$82,675,939
Provision for doubtful accounts	(15,882,706)	(3,494,644)	(27,516,589)	(7,682,475)

Net patient service revenues	$43,074,990	$31,856,794	$110,574,489	$74,993,464

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Three Months Ended
	September 30,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$41,719,042	96.9%	$25,665,675	80.6%
Government-related programs	15,305,716	35.5	9,416,124	29.6
Self-pay patients	1,932,938	4.5	269,639	0.8

Revenues before provision for doubtful accounts	58,957,696	136.9	35,351,438	111.0
Provision for doubtful accounts	(15,882,706)	(36.9)	(3,494,644)	(11.0)

Net patient service revenue less provision for doubful accounts	$43,074,990	100.0%	$31,856,794	100.0%

	Nine Months Ended
	September 30,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$90,546,356	81.9%	$53,807,496	71.7%
Government-related programs	42,014,066	38.0	24,155,909	32.2
Self-pay patients	5,530,656	5.0	4,712,534	6.3

Revenues before provision for doubtful accounts	138,091,078	124.9	82,675,939	110.2
Provision for doubtful accounts	(27,516,589)	(24.9)	(7,682,475)	(10.2)

Net patient service revenue less provision for doubful accounts	$110,574,489	100.0%	$74,993,464	100.0%

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs consist of Medicare and Medicaid. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
Commercial and managed care providers	70.1%	74.6%
Government-related programs	28.2%	23.5%
Self-pay patients	1.7%	1.9%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $174,331,168 and $112,109,840, net of contractual adjustments of $100,631,129 and $70,298,242 as of September 30, 2013 and December 31, 2012, respectively. Additionally, the Company had other accounts receivable of $2,261,675 and $551,882 as of September 30, 2013 and December 31, 2012. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables.

Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At September 30, 2013 and December 31, 2012, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 1.7% and 1.9% of the Company’s accounts receivable balance after allowance doubtful accounts. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to its hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. The Company’s estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally, the Company reserves as uncollectible all governmental and non-governmental accounts over 180 days from discharge. This method is monitored based on its historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of its collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay its governmental receivables. The allowance for doubtful accounts was $47,343,827 and $21,422,475 as of September 30, 2013 and December 31, 2012, respectively.

The Company’s allowance for doubtful account for self-pay patients increased to 99% of self-pay accounts receivable at September 30, 2013 from 96% of self-pay accounts receivable at December 31, 2012 while the Company’s total allowance for doubtful accounts for all payors increased to 27% of gross accounts receivable at September 30, 2013 from 19% at December 31, 2012. This resulted in an increase in the overall provision for doubtful accounts, including self-pay and other third party payers considered to be uncollectible of $12,348,334 from $1,396,912 as of the quarter end September 30, 2013 and 2012, respectively. The increase was a result of the deterioration of the accounts receivable aging.

NOTE 4 – GOING CONCERN

The Company had net loss attributable to the Company of $13,987,772 and net cash provided by operating activities of $9,491,978 for the nine months ended September 30, 2013 as compared to net cash provided by operating activities by $4,892,156 for the analogous period of 2012. The Company also had negative working capital of $38,604,549 at September 30, 2013 as compared to $41,797,619 as of December 31, 2012 and cash and cash equivalents were $1,471,292 at September 30, 2013 as compared to $1,188,230 at December 31, 2012. The negative working capital and relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required past due payroll and income tax payments raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

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

UGHS Waxahachie Diagnostic Center

On July 1, 2013, the Company acquired an ambulatory surgery center in Waxahachie, Texas. The Company operates the center as an HOPD of University General Hospital Dallas under the name “UGHS Waxahachie Diagnostic Center”. The purpose of the acquisition was to expand the Company’s regional network into the Dallas surrounding areas and increase market share.

The total purchase consideration for the UGHS Waxahachie Diagnostic Center was $950,000, consisting of, (i) $600,000 cash and (ii) a promissory note of $350,000. The considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $250,000 and assumed accrued paid time off totaling $2,793. As a result, the Company recorded a goodwill balance of $702,793. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

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

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the three and nine months ended September 30, 2013 and 2012 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$49,551,697	$42,302,447	$129,523,918	$106,209,435
Income from operations	2,841,543	$10,609,353	(780,312)	21,158,135
Net income attributable to the Company	980,299	$702,926	(13,916,540)	945,984
Basic income per share	0.00	0.00	(0.04)	0.00
Diluted income per share	0.00	0.00	(0.04)	0.00
Net income attributable to common shareholders	745,635	503,977	(14,858,349)	655,718
Basic income per share	0.00	0.00	(0.04)	0.00
Diluted income per share	0.00	0.00	(0.04)	0.00

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

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2013 were as follows:

	Hospital	Senior Living	Suport Services	Total
Balance at December 31, 2012	$17,071,955	$15,277,990	$6,921,884	$39,271,829
Acquisitions	2,668,150	—	—	2,668,150
Purchase price adjustments	(108,337)	—	—	(108,337)

Balance at September 30, 2013	$19,631,768	$15,277,990	$6,921,884	$41,831,642

Intangible Assets

As part of the acquisitions of TrinityCare and Autimis on June 30, 2011, the Company acquired the rights to the developed software, customer relationships, tradename, and non-compete agreements which were identified as finite-lived intangible assets. The fair value of customer relationship, tradename and non-compete agreements were capitalized as of the acquisition date and subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years. The Company recorded the developed software technology of Autimis as an allocation of purchase price based on the fair value. The software is amortized on a straight-line basis over the estimated 10 year life. The balance of the intangible asset, net of accumulated amortization of $3,271,500 and $2,181,000, is $4,848,153 and $5,919,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 7 – DEBT OBLIGATIONS

Lines of Credit

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. In June 2013, the secured revolving credit facility increased to $22.5 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at September 30, 2013 was $3,886,707. At September 30, 2013, the Company was in compliance with all of the financial debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $369,611, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of September 30, 2013 of $18,613,293.

Notes Payable

The Company’s third party notes payable consisted of the following:

	September 30, 2013	December 31, 2012
Note payable, maturing on January 28, 2014, interest rate at 6.0% at September 30, 2013	$247,436	$347,513
Notes payable, maturing on June 26, 2013, interest rate at 18% at June 30, 2013	—	3,000,000
Note payable, maturing on May 31, 2013, interest rate at 6.0% at September 30, 2013	2,740,643	2,740,643
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates at 6.0% at September 30, 2013	2,093,995	2,569,231
Note payable, maturing on June 30, 2013, interest rate at 3.51% at September 30, 2013	—	885,882
Notes payable for $1 million and $2 million, maturing in January and March, 2014 , interest rate at 14.5% and 14.7% at September 30, 2013	3,000,000	3,000,000
Note payable, maturing on September 1, 2013, interest rate at 7.0% at September 30, 2013	444,444	4,000,000
Note payable, maturing on November 29, 2013, interest rate at 4.25% at September 30, 2013	281,530	481,530
Notes payable, maturing on November 30, 2013, interest rate at 5.0% at September 30, 2013	145,593	784,663
Note payable, maturing on December 31, 2013, interest rate at 6.5% at September 30, 2013	591,126	1,767,126
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 13, 2014, interest rate at 6.5% at June 30, 2013. Refinanced with Lancaster Pollard, maturing on September 1, 2048, interest rate at 4.23% at September 2013	6,215,000	5,621,506
Mortgage payable to Trustmark National Bank, maturing on January 31, 2014, interest rate at 5.0% at September 30, 2013	3,949,311	4,489,311
Note payable, maturing on July 15, 2014, interest rate at 5.0% at September 30, 2013	4,755,750	5,315,250
Note payable, maturing on July 1, 2014, interest rate at 5.0% at September 30, 2013	350,000	—
Note payable, maturing on September 9, 2014, interest rate at 3.25% at September 30, 2013	500,000	—
Note payable, maturing on June 15, 2015, interate rate at 5.0% at September 30, 2013	800,000	—
Note payable, maturing on June 1, 2015, interate rate at 5.0% at September 30, 2013	269,627	—
Note payable to a shareholder, maturing in October 1, 2017, interest rate at 2.43%, with a discount of $47,885 at September 30, 2013	914,000	1,075,726
Note payable, maturing on October 10, 2017, interest rate at 6.5% at September 30, 2013	162,553	162,553
Note payable, maturing on April 9, 2022, interest rate at 7.47% at September 30, 2013	511,407	—
Notes payable, maturing on January 5, 2023, interest rate at 4.25% at September 30, 2013	28,128,754	28,500,000
Subordinated promissory notes, maturing in 2028, interest rate at 15.0% at September 30, 2013	400,000	700,000
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at March 31, 2013.	6,372,001	6,098,818
Refinanced with Lancaster Pollard, maturing on June 17, 2048, interest rate at 3.92% at September 30, 2013
Note payable to a shareholder, due on demand, interest rates ranging from 0.0% to 15.0%	—	339,000
Various notes payable, due on various dates, interest rates ranging from 0.0% to 9.0% at September 30, 2013	100,029	372,501
Various notes payable, due on various dates, bearing interest ranging from 0% to 10.5%, at September 30, 2013	735,109	785,912

Total debt	$63,708,308	$73,037,165
Less: current portion	(21,510,306)	(26,089,305)

Total debt, less current portion	$42,198,002	$46,947,860

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012, then subsequently extended to December 31, 2013, and modified the interest rate to 6.5%. At September 30, 2013 and December 31, 2012, the total outstanding balance of these notes was $591,126 and $1,767,126, respectively.

In November 2006, the Company entered into a $1,000,000 promissory note with a third-party financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 29, 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At September 30, 2013 and December 31, 2012, the amount outstanding on this note was $281,530 and $481,530, respectively.

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As part of the settlement, the Company agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 and through May 2013, bears interest rate of 6.0%. As of September 30, 2013 and December 31, 2012, the outstanding balance was $2,740,643.

On May 31, 2012, the Company entered into a $2,000,000 promissory note and on October 11, 2012 the Company entered into another $1,000,000 promissory note with Northwest Anesthesia and Pain, P.A. (“NWAP”) In lieu of cash interest on the principal balance of these notes, payee received interest in the form of an aggregate of 2,000,000 shares of the Company’s common stock on May 31, 2012 and 450,000 shares of the Company’s common stock on October 1, 2012, $0.001 par value per share of the Company, which were equivalent to 22.3% and 25.8% per annum. These notes are payable on July 31, 2013 and June 30, 2013. On September 24, 2013, the Company and NWAP. agreed to extend the term of the $2,000,000 and $1,000,000 notes to March 15, 2014 and January 15, 2014. In lieu of cash interest on the principal balance on these notes, the Company issued 671,875 common shares, $0.001 par value per share of the Company, which were equivalent to 14.5% and 14.7% per annum. At September 30, 2013 and December 31, 2012, the amount outstanding on these notes was $3,000,000.

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 27, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012. On September 28, 2012 the Company entered into a second $1,000,000 note purchase agreement with the Service Provider to purchase 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $162,500 in cash. On December 27, 2012, the Company entered into a third $2,000,000 note purchase agreement with the Service Provider to purchase 650,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $208,000 in cash. Advances under the second and third notes purchase agreements mature on February 8, 2013 and June 26, 2013, and bear interest rate at 12.0% and 18.0% per annum. The notes purchase agreements are securitized by 100% of the assets of the Company. The total principal is payable on the maturity date, but under certain conditions may be extended. The notes purchase agreements contain certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At September 30, 2013 and December 31, 2012, the amount outstanding on these notes was $0 and $3,000,000, respectively.

On September 28, 2012, the Company entered into a secured term loan with an original principal amount of $4,000,000 with MidCap Financial, LLC, bearing interest at 7.0% and will be repaid in monthly principal payments over a period of nine months beginning on January 1, 2013. Interest on term loan shall be paid in arrears on the first day of each month and on maturity of such loan. The purpose of this term loan is to pay UGH’s payroll tax delinquencies to the Internal Revenue Service. As of September 30, 2013 and December 31, 2012, the outstanding balance on this loan was $444,444 and $4,000,000.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012. The promissory note bears an interest rate of 5.0% and is payable on July 15, 2013. At September 30, 2013 and December 31, 2012, the amount outstanding on this note was $4,755,750 and $5,315,250.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At September 30, 2013 and December 31, 2012, the amount outstanding on these notes was $2,093,995 and $2,569,231, respectively.

In addition, the Company assumed three mortgage notes totaling $17,463,982 at the acquisition date. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. In August 2012, the Company and the financial institutions agreed to extend the terms of two mortgage notes for an additional 18 months, which will mature in January 2014. The Company has engaged Lancaster Pollard Mortgage Company to refinance two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years, bearing interest rates at 3.9% and 6.5%. As of September 30, 2013 and December 31, 2012, the total outstanding on these notes was $16,536,312 and $16,209,635, respectively.

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of September 30, 2013 and December 31, 2012 the total outstanding balance of these notes was $400,000 and $700,000.

On June 30, 2012, the Company entered into two new notes with a third-party financial institution in the amount of $1,100,363, bearing interest rate of 3.51%. The purpose of these finance agreements is to purchase general liability and malpractice insurance policies for the Company. At September 30, 2013 and December 31, 2012, the outstanding balance was $0 and $885,882, respectively.

In connection with the UGH Kingwood Diagnostic and Rehabilitation Center acquisition, the Company assumed four promissory notes totaling $1,230,569 from the sellers on July 30, 2012. The promissory notes bear interest rates ranging from 0.0% to 9.0% and will be repaid with monthly installments which will be maturing from September 15, 2012 to April 12, 2016. At September 30, 2013 and December 31, 2012, the total amount outstanding on these notes was $100,029 and $372,501, respectively.

In connection with the UGH Baytown Sleep and Diagnostic Imaging Centers acquisitions, the Company entered into two promissory notes of $97,760 and $686,903 with sellers on November 27, 2012. The promissory notes bear interest rate at 5.0% and will be repaid with monthly installments beginning January 15, 2013, which will be maturing on November 30, 2013. At September 30, 2013 and December 31, 2012, the total amount outstanding on these notes was $145,593 and $784,663, respectively.

In connection with the UGHS Dallas Hospitals Inc. acquisition on December 14, 2012, the Company entered into a $28.5 million installment promissory note (the “Purchase Promissory Note”) with First National Bank. The purchase promissory note bears a fixed interest rate at 4.25% per annum, monthly principal and interest payments amortized on a 20-year basis, and a maturity date is ten years from the date of issuance. The interest rate after maturity shall be 18% per annum. The purchase promissory note is secured by 100% stock, real property, inventory and equipment of UGHS Dallas Hospitals, Inc., all as set forth in the loan agreement. The loan contains various terms and conditions, including operational and financial restrictions and limitations, affirmative and negative covenants, all as set forth in the loan agreement. At September 30, 2013 and December 31, 2012, the total amount outstanding on these notes was $28,128,754 and $28,500,000, respectively.

In connection with the UGHS Texas Anesthesia and Pain Management acquisition on June 1, 2013, the Company entered into an $800,000 promissory note with the seller. The promissory note bears interest rate at 5.0% per annum. This note has a term of 24 months and matures on June 15, 2015. At September 30, 2013, the outstanding amount on this note was $800,000.

In connection with the Living Well Diagnostic Imagining LLC acquisition on May 10, 2013, the Company entered into a promissory note of $325,000 with the seller. The promissory note bears interest rate at 5.0% per annum. This note has term of 24 months and matures on June 1, 2015. At September 30, 2013, the outstanding amount on this note was $269,627. In addition, the Company assumed a $530,000 of seller’s debt. This loan has a nine year of a ten year term loan, bears interest rate at 7.47% per annum. At September 30, 2013, the outstanding amount on this note was $511,407.

In connection with the Waxahachie Surgery Pavilion LP acquisition on July 1, 2013, the Company entered into a promissory note of $350,000 with the seller. The promissory note bears interest rate at 5.0% per annum. This note has term of 12 months and matures on July 1, 2014. At September 30, 2013, the outstanding amount on this note was $350,000.

The Company recognized total interest expense on all of its notes payable of $996,936 and $646,737 for the three months ended and $3,125,021 and $1,794,387 for the nine months ended September 30, 2013 and 2012, respectively. The Company accrued interest payable of $1,105,690 and $619,610 as of September 30, 2013 and December 31, 2012, respectively.

NOTE 8 – LEASE OBLIGATIONS

Capital Leases

The Company has ten capital lease obligations with six financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $24,478,718 at September 30, 2013. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable 0 to 274 monthly installments, and mature between January 9, 2013 and July 30, 2036. As of September 30, 2013 and December 31, 2012, the Company had capital lease obligations of $32,046,676 and $31,755,291, respectively. The interest expense related to the capital lease obligation was $568,724 and $542,139 for the three months ended and $1,647,754 and $1,741,098 for the nine months ended September 30, 2013 and 2012, respectively.

Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at September 30, 2013, are summarized as follows:

	Minimum Leases Payments	Less: Interest	Principal Payments
2014	$2,970,491	$2,135,106	$835,385
2015	2,747,559	2,085,842	661,717
2016	2,735,853	2,043,183	692,670
2017	2,657,092	1,983,149	673,943
2018	2,497,583	1,943,404	554,179
Thereafter	50,446,035	21,817,254	28,628,781

Total minimum lease payments	$64,054,613	$32,007,938	$32,046,675
Less current portion	(2,970,491)	(2,135,106)	(835,385)

Long-term portion	$61,084,122	$29,872,832	$31,211,290

NOTE 9 – RELATED PARTY TRANSACTIONS

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	September 30, 2013	December 31, 2012
Interest on notes payable to shareholders	$1,307,082	$1,200,546
Payable to Sybaris	847,657	932,507

Total payables to related parties	$2,154,739	$2,133,053

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	$29,614	$571,394	$104,286	$1,734,144
General and administrative expense	144,600	372,697	605,026	1,054,340
Amortization expense	—	171,290	—	513,870

Total	$174,214	$1,115,381	$709,312	$3,302,354

Other Related Party Transactions

A certain shareholder of the Company organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the three and nine months ended September 30, 2013 and 2012, UGH LP incurred total service expenses of $35,100 and $85,890, and $276,526 and $267,786, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable for services rendered.

Certain subsidiaries of the Company have engaged Black Mountain Construction Co. Inc. (“Black Mountain”) as general contractor for various construction projects at the Company’s healthcare facilities. Dr. Chahadeh is a director and a 20% owner of Black Mountain and has executed a personal guarantee of Black Mountain’s credit facility. Dr. Chahadeh’s interest in Black Mountain originated in 2011 when he provided seed capital and credit support to the founders of Black Mountain in order to finance its initial operations. His interest has not generated positive personal returns on his investment. During the three and nine months ended September 30, 2013 and 2012, the Company paid Black Mountain approximately $400,000 and $320,000, and $1,157,225 and $770,000, respectively for the Company’s construction projects for which Black Mountain was the general contractor.

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

Notes Payable to Related Parties

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of September 30, 2013 and December 31, 2012, the outstanding balance on this loan agreement was $1,165,946 and $1,620,946, respectively.

In addition, the Company has two Trinity notes payable to a shareholder, which are due on demand and non-interest bearing notes. As of September 30, 2013 and December 31, 2012, the outstanding balance on this loan agreement was $163,429 and $232,434, respectively.

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

On October 11, 2011, the trial court entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits, and $107,000 in attorneys’ fees. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP and APS appealed the judgment. On April 2, 2013, the Fourteenth Court of Appeals reformed the judgment to (1) delete the award of $900,000.00 in lost profits as a result of UGH LP’s breach of the PSA and (2) delete the award of $1,200,000.00 in lost profits as a result of APS’s breach of the CSA. As of April 4, 2013, the total amount of the reformed judgment, inclusive of all prejudgment and post-judgment interest and attorneys’ fees, was $1,080,073, with interest accruing at the rate of $299.91 per day on the damages, and at a rate of $15.39 per day on the attorneys’ fees. As of September 30, 2013, the Company has reserved $1,222,200 which is inclusive of all pre-judgment and post-judgment interest and attorney’s fees.

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

On October 17, 2011, the parties entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) resolving this dispute. On September 15, 2011, the parties to the Siemens litigation reached a settlement of the pending litigation. As part of the settlement, UGH LP agreed to pay Siemens an aggregate of $4,850,000 over a period of 20 months beginning in October 2011 through May 2013. Thereafter, a dispute arose regarding the Settlement Agreement, and on February 2, 2012 the trial court entered an Agreed Judgment against UGH LP and UHS in the amount of $5,500,000, less credits for amounts paid by UGH LP under the Settlement Agreement. UGH LP was in a dispute with Siemens regarding the settlement agreement entered into on September 15, 2011. Specifically UGH LP disputed the entry of the agreed judgment securing the settlement as a result of an alleged breach of the settlement agreement. UGH LP and UHS timely filed an appeal and suspended enforcement of the Agreed Judgment during the pendency of such appeal. Case No. 01-12-00174-CV, First Court of Appeals, Houston, Texas. UGH LP and UHS also filed a Petition for Writ of Mandamus challenging the trial court’s jurisdiction to enter the Agreed Judgment. Case No. 01-12-00186-CV, First Court of Appeals, Houston, Texas. On February 28, 2013, the First Court of Appeals ruled in favor of UGH LP and UHS, concluding that the trial court rendered a void judgment, and vacating the trial court’s judgment. On March 28, 2013 Siemens filed a new suit against UGH LP and UHS alleging breach of the settlement agreement and seeking entry of the Agreed Judgment. As of September 30, 2013 and December 31, 2012 the Company accrued the estimated present value of this unpaid claim of $2,753,232 and $2,753,232, respectively, in the Consolidated Balance Sheets.

NOTE 11 – DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C Shares	Consulting Warrants	Total
Balance, December 31, 2012	$4,455,058	$441,995	$4,897,053
Issuance of Preferred C Shares	5,237,598	—	5,237,598
Derivatives cease to exist ( a)	(11,637,078)	—	(11,637,078)
Change in fair value	1,944,422	122,829	2,067,251

Balance, September 30, 2013	$—	$564,824	$564,824

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

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Preferred C Shares
	Shares/Warrants	Consulting Warrants
Risk-free rate	0.36%-0.82%	0.36%-0.78%
Expected volatility	100%-117%	100%-123%
Expected life	3.08-5.00 years	3.84-5.00 years

The following table summarizes derivative warrants outstanding and exercisable as at September 30, 2013:

		Weighted Average
Issuance	Number of Shares	Exercise Price
Consulting Warrants (b)	1,605,818	0.14

(b)	Consulting Warrants:

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

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	September 30, 2013
May 2, 2012	605,818	$0.14	May 1, 2017	$88,470	$210,824
September 28, 2012	1,000,000	0.14	September 27, 2017	252,970	354,000

	1,605,818			$341,440	$564,824

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

On July 1, 2013, the Corporation and Sigma Opportunity Fund II, LLC (“Sigma”) entered into a purchase agreement, pursuant to which Sigma acquired 500,000 shares of Common Stock for a purchase price of $0.63 per share. The purchase agreement was executed contemporaneously with an agreement to extend the maturity date of Sigma’s $2,000,000 promissory note.

On July 29, 2013, the Corporation and 683 Capital Management LLC (“Capital Management”) and Rock Hill Global LLC (“Rock Hill”) entered into a purchase agreement, pursuant to which Capital Management and Rock Hill acquired 3,829,787 and 851,064 shares of Common Stock for a purchase price of $0.47 per share. The Company used these proceeds to pay certain outstanding loan balances.

On September 6, 2013, the Corporation issued an aggregate of 327,660 shares of its Common Stock to TriPoint Global Equities, LLC and SBAR Capital Management, LLC pursuant to that certain Advisory Agreement dated as of September 25, 2012 between the Company and TriPoint Global Equities, LLC and SBAR Capital Management, LLC.

On September 24, 2013, the Corporation issued an aggregate of 671,875 shares of its common stock, valued at $262,032, to Northwest Anesthesia and Pain, P.A. in exchange for cash interest on the principal balances of two promissory notes.

During the quarter ended September 30, 2013, the Company issued 1,929,414 common shares upon conversion of 392 shares of Series C Preferred Stock.

During the quarter ended September 30, 2013, 2,921,286 warrants were exercised through net share settlement resulting in the issuance of 1,363,641 common shares.

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

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On August 1, 2013, the Board declared and paid a quarterly cash dividend of $74,067. In the current year, the Company has paid cash dividends totaling $205,382. At September 30, 2013, the Company accrued $43,949 of the dividend. In addition, for three and nine months ended September 30, 2013 and 2012, the Company has recorded an accretion non-cash dividend in the amount of $241,023 and $145,562, and $897,860 and $$236,879, respectively for the increasing variable dividend rate.

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

During the current year, 2,665 of Preferred Shares were converted to the Company’s common shares, resulting in the issuance of 13,118,191 common shares. As of September 30, 2013, there were 3,626 shares of Company’s Preferred Shares outstanding.

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

At September 30, 2013, warrants were outstanding to purchase up to 12,975,443 of the Company’s common shares. During the current year, 6,194,015 of these warrants were exercised through net share settlement resulting in the issuance of 3,370,328 common shares.

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

i)	Hospitals. The Company currently owns, manages and operates two hospitals, which offer a variety of medical and surgical services with a total of 180 beds. The hospitals provide inpatient, outpatient and ancillary services including inpatient surgery, outpatient surgery, heart catheterization procedures, physical therapy, diagnostic imaging and respiratory therapy, sleep lab, speech therapy, bariatrics, orthopedics, lab, and wound care. The Company’s hospitals provide 24-7 emergency services and comprehensive inpatient services including critical care and cardiovascular services. This business segment also includes the ownership of free-standing ambulatory surgery centers in markets that the Company targets for expansion.

ii)	Senior Living. Senior living communities offer housing and 24-hour assistance with activities of daily life to mid-acuity frail and elderly residents. The Company also operates memory care services specially designed for residents with Alzheimer’s disease and progressive dementia.

iii)	Support Services. The Company provides billing, coding and other revenue cycling management services to University General Hospital and University General Hospital Dallas, as well as other clients not affiliated with the Company. The Company’s food and support services group provides a number of interrelated services including food, hospitality and facility services for businesses and healthcare facilities.

The following table presents selected financial information for the Company’s operating segments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Hospital	$45,379,168	$33,274,349	$116,004,072	$76,668,851
Senior living	2,077,732	2,043,499	6,194,870	5,930,065
Support Services	5,199,973	2,456,714	13,472,177	6,613,072
Intersegment revenues	(3,105,176)	(1,754,171)	(8,428,258)	(5,031,465)

Total revenues	$49,551,697	$36,020,391	$127,242,861	$84,180,523

Depreciation and amortization
Hospital	$2,054,134	$1,558,542	$6,263,009	$4,293,449
Senior living	541,661	756,085	2,204,277	1,305,381
Support Services	81,415	129,120	345,588	340,010

Total depreciation and amortization	$2,677,210	$2,443,747	$8,812,874	$5,938,840

Operating income from operations
Hospital	$2,799,770	$11,570,318	$(1,359,693)	$23,111,532
Senior living	(154,117)	(175,509)	(1,007,322)	237,640
Support Services	195,890	307,871	573,662	217,748
Intersegment income	—	—	—	—

Total operating income	$2,841,543	$11,702,680	$(1,793,353)	$23,566,920

	As of September 30,	As of December 31,
	2013	2012
Total segment assets
Hospital	$138,434,995	$124,237,686
Senior living	39,819,326	40,459,251
Support Services	11,201,367	10,143,625

Total assets	$189,455,688	$174,840,562

NOTE 15 – SUBSEQUENT EVENTS

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

These acquisitions further contribute to the expansion of the Company’s regional network in the Houston and Dallas metropolitan areas. The total aggregate purchase consideration, including assumed liabilities, for these acquisitions was approximately $1,350,000.

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

The Company made progress on a number of its key initiatives during the nine months ended September 30, 2013 (the “current year”). The Company completed five acquisitions during the current year, UGH Woodlands Physical Therapy, UGH Physical Therapy of Ennis, Living Well Diagnostic Imaging Center, Texas Anesthesia and Pain Management Institute and Waxahachie Diagnostic Center. In addition, the Company completed other smaller acquisitions of physician services located in Houston of Texas. These acquisitions further contribute to the expansions of the Company’s regional network in the Houston and Dallas metropolitan areas.

The financial information, discussion and analysis that follow should be read in conjunction with The Company’s Consolidated Financial Statements as included in the Form 10-K.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table contains the Company’s consolidated and segments results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, (1)
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$45,379,168	91.6%	$33,274,349	92.4%	$12,104,819
Senior living	2,077,732	4.2	2,043,499	5.7	34,233
Support services	2,094,797	4.2	702,543	2.0	1,392,254

Total Revenues	49,551,697	100.0	36,020,391	100.0	13,531,306
Operating expenses
Salaries, wages and benefits	20,074,367	40.5	10,448,799	29.0	9,625,568
Medical supplies	8,183,573	16.5	4,820,777	13.4	3,362,796
General and administrative expenses (includes related party expenses of $144,600 and $372,697, respectively)	15,775,004	31.8	7,222,741	20.1	8,552,263
Gain on extinguishment of liabilities	—	—	(618,353)	(1.7)	618,353
Depreciation and amortization (includes related party expenses of $0 and $171,290, respectively)	2,677,210	5.4	2,443,747	6.8	233,463

Total operating expenses	46,710,154	94.3	24,317,711	67.5	22,392,443

Operating income	2,841,543	5.7	11,702,680	32.5	(8,861,137)
Other income (expense)
Interest expense, net of interest income of $21,500 and $20,000, respectively (includes related party interest expense $29,614 and $571,394, respectively)	(1,858,474)	(3.8)	(1,363,821)	(3.8)	(494,653)
Other income (expense)	—	—	(252,970)	(0.7)	252,970
Direct investor expense	—	—	(857,674)	(2.4)	857,674
Change in fair market value of derivatives	302,500	0.6	(5,173,513)	(14.4)	5,476,013

Income before income tax	1,285,569	2.6	4,054,702	11.3	(2,769,133)
Income tax expense	143,499	0.3	2,271,631	6.3	(2,128,132)

Income before noncontrolling interest	1,142,070	2.3	1,783,071	5.0	(641,001)
Net income attributable to noncontrolling interests	72,893	0.1	212,131	0.6	(139,238)

Net income attributable to Company	$1,214,963	2.5%	$1,995,202	5.5%	$(780,239)

Less: Cash dividend-Convertible Preferred C Stock	6,359	0.0	(53,387)	(0.1)	59,746
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(241,023)	(0.5)	(145,562)	(0.4)	(95,461)

Net income attributable to common shareholders	$980,299	2.0%	$1,796,253	5.0%	$(815,954)

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Revenues for the third quarter of 2013 increased $13,531,306, or 37.6%, to $49,551,697 as compared to $36,020,391 for the third quarter of 2012. The increase in revenues was driven by the increase in surgeries 545, or 26.5%, to 2,603 for the third quarter of 2013 as compared to 2,058 for the third quarter of 2012. The acquisitions of hospital outpatient departments (HOPDs) and the UGH Dallas contributed to additional revenues of $12,253,695 for the third quarter of 2013.

Salaries, wages and benefits expenses in the third quarter of 2013 increased $9,625,568 or 92.1%, to $20,074,367 from $10,448,799 for the third quarter of 2012. As a percentage of revenues, salaries, wages and benefits increased to 40.5% in the third quarter of 2013 from 29.0% in third quarter of 2012. The increase in the salaries, wages and benefits was primarily due to the acquisitions of HOPDs and the UGH Dallas hospital, coupled with compensation increases within the industry and adjustments to cost of living.

Medical supplies expense in the third quarter of 2013 increased $3,362,796, or 69.8%, to $8,183,573 from $4,820,777 in the third quarter of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the third quarter of 2013 increased approximately by 20.9% or $775 per APD from $641 per APD in the third quarter of 2012. As a percentage of revenues, medical supplies expense increased to 16.5% in the third quarter of 2013 as compared to 13.4% in third quarter of 2012. Medical supplies rate increased in the third quarter of 2013 due to an increase in net revenues as a result of HOPDs and the UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the third quarter of 2012.

General and administrative (“G&A”) expenses in the third quarter of 2013 increased $8,552,263 or 118.4%, to $15,775,004 from $7,222,741 in the third quarter of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital. In addition, the increase was due to increases in marketing and advertising, management fees and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues. As a percentage of revenues, G&A expenses increased to 31.8% in third quarter of 2013 from 20.1% in the third quarter of 2012.

Gain on extinguishment of liabilities in the third quarter of 2012 was $618,353. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In addition, in connection with the cancellation of obligations with a debt holder during the quarter ended September 30, 2012, the Company recognized a gain of $0.1 million representing the portion of principal balance and accrued interest.

Depreciation and amortization expense was $2,677,210 in the third quarter of 2013 as compared to $2,443,747 the third quarter of 2012, as a result of acquisitions of HOPDs and the UGH Dallas hospital. The increase in amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles, offset by some assets being fully depreciated in the current year as compared to prior year third quarter.

Net interest expense was $1,858,474 in the third quarter of 2013 as compared to $1,363,821 in the third quarter of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the third quarter of 2013, as compared to the prior year third quarter, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $349,517 in the third quarter of 2013.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $143,499 and $99,000 in state income tax expense in the quarters ended September 30, 2013 and 2012, respectively.

As fully described in Notes 11 and 13 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the change in fair market value of derivatives was $302,500 in the third quarter of 2013 as compared to $5,173,513 in the third quarter of 2012. The total direct investor income was nil in the third quarter of 2013 as compared to direct investor expense $857,674 in the third quarter of 2012. The change in the direct investor expense and change in fair market value of derivatives were primarily due to the amendments to C Series Preferred and warrants. In December 2012, certain warrants shareholders agreed to waive all full ratchet price protection and in March 2013, all C Series Preferred shareholders agreed to waive all full ratchet price protection. As of the date of the amendments, the Company reclassified the fair market value of derivatives to additional paid in capital as the derivative ceased to exist.

As a result of the foregoing, the Company had net income attributable to the Company of $1,214,963 for the third quarter of 2013 as compared to a net income of $1,995,202 for the third quarter of 2012.

Segment Results of Operations

Hospital

Revenues for the third quarter of 2013 increased by $12,104,819, or 36.4%, to $45,379,168 as compared to $33,274,349 for the third quarter of 2012. The increase in revenues was driven by the increase in surgeries 545, or 26.5% to 2,603 for the third quarter of 2013 as compared to 2,058 for the third quarter of 2012. The acquisitions of hospital outpatient departments (HOPDs) and the UGH Dallas contributed to additional revenues of $12,253,695 for the third quarter of 2013.

Provision for doubtful accounts during the third quarter of 2013 increased $12,388,062 to 26.9% of net revenue before the provision for doubtful accounts as compared to 9.9% of net revenue before the provision for doubtful accounts during the third quarter of 2012. The increase was a result of the deterioration of the accounts receivable aging.

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

Day’s revenues outstanding were 65 days at September 30, 2013 as compared to 73 days at December 31, 2012. To calculate day’s revenues outstanding, the Company divides its average accounts receivable net of allowance for doubtful accounts by its net revenues per day. Net revenues per day is calculated by dividing revenues for the periods by the number of calendar days in the periods. The day’s revenues outstanding decrease in the third quarter of 2013 was related to the increase in the allowance due to the deterioration of the accounts receivable aging.

Salaries, wages and benefits in third quarter of 2013 increased $8,351,684, or 108.0%, to $16,081,414 from $7,729,730 in the third quarter of 2012. As a percentage of revenues, salaries, wages and benefits increased to 35.4% in the second quarter of 2013 from 23.2% in the third quarter of 2012. The increase in the salaries, wages and benefits rate was primarily due to the acquisitions of HOPDs and the UGH Dallas hospital.

Medical supplies expense in the third quarter of 2013 increased $3,362,796, or 69.8%, to $8,183,573 from $4,820,777 in the third quarter of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the third quarter of 2013 increased approximately by 20.9% or $775 per APD from $641 per APD in the third quarter of 2012. As a percentage of revenues, medical supplies expense increased to 18.0% in the third quarter of 2013 as compared to 14.5% in third quarter of 2012. Medical supplies rate increased in the third quarter of 2013 due to an increase in net revenues as a result of HOPDs and the UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the third quarter of 2012.

General and administrative expenses in the third quarter of 2013 increased $6,695,935, or 103.7%, to $13,155,101 from $6,459,166 in the third quarter of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital, coupled with increases in marketing and advertising, management fees, legal fees, and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues.

Gain on extinguishment of liabilities in the third quarter of 2012 was $618,353. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In addition, in connection with the cancellation of obligations with a debt holder during the quarter ended September 30, 2012, the Company recognized a gain of $0.1 million representing the portion of principal balance and accrued interest.

Depreciation and amortization expense in the third quarter of 2013 increased by $495,592, or 31.8%, to $2,054,134 as compared to $1,558,542 in the third quarter of 2012. The increase in depreciation and amortization expense resulted from the acquisitions of HOPDs and UGH Dallas hospital.

Net interest expense was $1,509,292 in current year third quarter as compared to $1,055,077 in the prior year third quarter. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the third quarter of 2013, as compared to the prior year second quarter, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $349,517 in the third quarter of 2013.

Operating income of the hospital segment was $5,904,946 for the third quarter of 2013 as compared to the operating income of $11,570,317 for the third quarter of 2012. In addition, the decrease in net operating income was driven by the increases in marketing and advertising, management fees, legal fees and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues.

Senior Living

Senior living net revenues for the third quarter of 2013 increased 1.7% to $2,077,732 from $2,043,499 for the third quarter of 2012. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported stable occupancy, with an overall occupancy in excess of 91.5% and 94.4% for the third quarter of 2013 and 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries, benefits and general administrative expenses remained consistent at $1,690,188 and $1,462,923 in the third quarters of 2013 and 2012, respectively. The depreciation and amortization decreased to $541,661 in the third quarter of 2013 as compared to $756,085 in the third quarter of 2012. The decrease in depreciation and amortization expense in the third quarter of 2013 over the prior year third quarter was resulted from some assets being fully depreciated in the current year as compared to prior year.

Net operating income before depreciation and amortization and interest expense was $387,544 and $580,576 for the third quarters of 2013 and 2012.

Support Services

Revenues, net of intercompany revenues, for the third quarters of 2013 and 2012 were $2,094,797 and $702,543. The revenues increase was due to the acquisitions of HOPDs and the UGH Dallas hospital.

Salaries, benefits and general administrative expenses in the third quarter of 2013 increased $2,902,947 to $4,922,668 from $2,019,721 in the third quarter of 2012. The increase in salaries, benefits and general administrative expenses was due increases in new external clients and the acquisitions of HOPDs and the UGH Dallas hospital.

The depreciation and amortization decreased to $81,415 in the third quarter of 2013 as compared to $129,120 in the third quarter of 2012.

The net operating income was $195,890 for the third quarter of 2013 as compared to the net operating income $307,873 for the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table contains the Company’s consolidated and segments results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, (1)
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$116,004,072	91.2%	$76,668,851	91.1%	$39,335,221
Senior living	6,194,870	4.9	5,930,065	7.0	264,805
Support services	5,043,919	4.0	1,581,607	1.9	3,462,312

Total Revenues	127,242,861	100.0	84,180,523	100.0	43,062,338
Operating expenses
Salaries, wages and benefits	58,204,402	45.7	27,466,450	32.6	30,737,952
Medical supplies	20,195,617	15.9	11,612,638	13.8	8,582,979
General and administrative expenses (includes related party expenses of $605,026 and $1,054,340, respectively)	41,887,838	32.9	19,117,554	22.7	22,770,284
Gain on extinguishment of liabilities	(64,517)	(0.1)	(3,521,879)	(4.2)	3,457,362
Depreciation and amortization (includes related party expenses of $0 and $513,870, respectively)	8,812,874	6.9	5,938,840	7.1	2,874,034

Total operating expenses	129,036,214	101.4	60,613,603	72.0	68,422,611

Operating income (loss)	(1,793,353)	(1.4)	23,566,920	28.0	(25,360,273)
Other income (expense)
Interest expense, net of interest income of $64,500 and $60,000, respectively (includes related party interest expense of $104,286 and $1,734,144, respectively)	(5,494,145)	(4.3)	(4,187,121)	(5.0)	(1,307,024)
Other income (expense)	510,707	0.4	(381,026)	(0.5)	891,733
Direct investor expense	(4,918,121)	(3.9)	(5,558,963)	(6.6)	640,842
Change in fair market value of derivatives	(2,067,251)	(1.6)	(4,256,980)	(5.1)	2,189,729

Income (loss) before income tax	(13,762,163)	(10.8)	9,182,830	10.9	(22,944,993)
Income tax expense	430,497	0.3	5,777,762	6.9	(5,347,265)

Income (loss) before noncontrolling interest	(14,192,660)	(11.2)	3,405,068	4.0	(17,597,728)
Net income attributable to noncontrolling interests	204,888	0.2	239,966	0.3	(35,078)

Net income (loss) attributable to Company	(13,987,772)	(11.0)%	3,645,034	4.3%	$(17,632,806)

Less: Cash dividend-Convertible Preferred C Stock	(43,949)	(0.0)	(53,387)	(0.1)	9,438
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(897,860)	(0.7)	(236,879)	(0.3)	(660,981)

Net income (loss) attributable to common shareholders	$(14,929,581)	(11.7)%	$3,354,768	4.0%	$(18,284,349)

(1)	Percentages may not foot due to rounding.

Consolidated Results of Operations

Revenues for the first nine months of 2013 increased $43,062,338, or 51.2%, to $127,242,861 as compared to $84,180,523 for the first nine months of 2012. The revenues increase was attributable to a 9.8% increase in the Company’s average daily census. The average daily census for the nine months ended of 2013 was 43 as compared to 39 for the nine months ended of 2012. This increase in net patient revenues was also driven by the increase in surgeries 1,525, or 28.1% to 6,945 for the nine months ended of 2013 as compared to 5,420 for the nine months ended of 2012. The acquisitions of HOPDs and the UGH Dallas contributed to additional revenues of $40,903,522 for the first nine months of 2013.

Salaries, wages and benefits expenses in the first nine months of 2013 increased $30,737,952 or 111.9%, to $58,204,402 from $27,466,450 in the first nine months of 2012. As a percentage of revenues, salaries, wages and benefits increased to 45.7% in the first nine months of 2013 from 32.6% in first nine months of 2012. In addition, the Company issued a total of 10,100,000 common shares to its management; as a result, the Company recorded $3,636,000 as compensation expense. The increase in the salaries, wages and benefits was primarily due to the acquisitions of HOPDs and the UGH Dallas hospital, coupled with compensation increases within the industry.

Medical supplies expense in the first nine months of 2013 increased $8,582,979, or 73.9%, to $20,195,617 from $11,612,638 in the first nine months of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the nine months ended of 2013 increased approximately by 12.0% or $666 per APD from $595 per APD in the nine months ended of 2012. As a percentage of revenues, medical supplies expense increased to 15.9% in the nine months ended of 2013 as compared to 13.8% in nine months ended 2012. Medical supplies rate increased in the nine months ended of 2013 due to an increase in net revenues as a result of HOPDs and the UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the nine months ended of 2012.

General and administrative (“G&A”) expenses in the first nine months of 2013 increased $22,770,284, or 119.1%, to $41,887,838 from $19,117,554 in the first nine months of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and the UGH Dallas hospital. In addition, the increase was due to increases in marketing and advertising, management fees and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues. As a percentage of revenues, G&A expenses increased to 32.9% in first nine months of 2013 from 22.7% in the first nine months of 2012.

Gain on extinguishment of liabilities in the first nine months ended of 2013 and 2012 was $64,517 and $3,521,879, respectively. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In the first nine months of 2012, in connection with the cancellation of obligations to a debt holder, the Company recognized a gain of $2,806,787 which represents the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes.

Depreciation and amortization expense was $8,812,874 in the first nine months of 2013 as compared to $5,938,840 the first nine months of 2012, as a result of acquisitions of HOPDs and UGH Dallas hospital. The increase in amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $5,494,145 in the first nine months of 2013 as compared to $4,187,121 in the first nine months ended of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the first nine months of 2013, as compared to the prior year period, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $369,611 in the first nine months of 2013.

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $430,497 and $300,000 in state income tax expense in the first nine months of 2013 and 2012, respectively.

As fully described in Notes 11 and 13 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense was $4,918,121 in the first nine months of 2013 as compared to $5,558,963 in the first nine months of 2012. The change in fair market value of derivatives was $2,067,251 in the first nine months of 2013 as compared to $4,256,980 in the first nine months of 2012. The change in the direct investor expense and change in fair market value of derivatives were primarily due to the amendments to C Series Preferred and warrants. In December 2012, certain warrants shareholders agreed to waive all full ratchet price protection and in March 2013, all C Series Preferred shareholders agreed to waive all full ratchet price protection. As of the date of the amendments, the Company reclassified the fair market value of derivatives to additional paid in capital as the derivative ceased to exist.

As a result of the foregoing, the Company had net loss attributable to the Company of $14,929,581 for the nine months ended September 30, 2013 as compared to a net income of $3,645,034 for the nine months ended September 30, 2012.

Segment Results of Operations

Hospital

Revenues for the first nine months of 2013 increased by $39,335,221 or 51.3%, to $116,004,072 as compared to $76,668,851 for the first nine months of 2012. The revenues increase was attributable to a 9.8% increase in the Company’s average daily census. The average daily census for the nine months ended of 2013 was 43 as compared to 39 for the nine months ended of 2012. This increase in net patient revenues was also driven by the increase in surgeries 1,525, or 28.1% to 6,945 for the nine months ended of 2013 as compared to 5,420 for the nine months ended of 2012. The acquisitions of hospital outpatient departments (HOPDs) and UGH Dallas contributed to additional revenues of $40,903,522 for the first nine months of 2013.

Provision for doubtful accounts during the first nine months of 2013 increased $19,834,114 to 19.9% of net revenue before the provision for doubtful accounts as compared to 9.3% of net revenue before the provision for doubtful accounts during the first nine months of 2012. The increase was a result of the deterioration of the accounts receivable aging.

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

Day’s revenues outstanding were 65 days at September 30, 2013 as compared to 73 days at December 31, 2012. To calculate day’s revenues outstanding, the Company divides its average accounts receivable net of allowance for doubtful accounts by its net revenues per day. Net revenues per day is calculated by dividing revenues for the periods by the number of calendar days in the periods. The day’s revenues outstanding decrease in the first nine months of 2013 was related to the increase in the allowance due to the deterioration of the accounts receivable aging.

Salaries, wages and benefits in the first nine months of 2013 increased $26,770,399, or 129.7%, to $47,409,741 from $20,639,342 in the first nine months of 2012. As a percentage of revenues, salaries, wages and benefits increased to 40.9% in the first nine months of 2013 from 26.9% in the first nine months of 2012. The increase in the salaries, wages and benefits rate was primarily due to the acquisitions of HOPDs and UGH Dallas hospital.

Medical supplies expense in the first nine months of 2013 increased $8,582,979, or 73.9%, to $20,195,617 from $11,612,638 in the first nine months of 2012. On an adjusted patient day (“APD”) basis, medical expenses during the nine months ended of 2013 increased approximately by 12.0% or $666 per APD from $595 per APD in the nine months ended of 2012. As a percentage of revenues, medical supplies expense increased to 17.4% in the nine months ended of 2013 as compared to 15.1% in nine months ended 2012. Medical supplies rate increased in the nine months ended of 2013 due to an increase in net revenues as a result of HOPDs and UGH Dallas hospital acquisitions, coupled with an increase in the number of surgeries performed as compared to the nine months ended of 2012.

General and administrative expenses in the first nine months of 2013 increased $19,629,352, or 126.6%, to $35,131,657 from $15,502,305 in the first nine months of 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital and coupled with increases in marketing and advertising, management fees, legal fees, and purchased services. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues. As a percentage of revenues, G&A expenses increased to 30.3% in first nine months of 2013 from 20.2% in the first nine months of 2012.

Gain on extinguishment of liabilities in the first nine months ended of 2013 and 2012 was $64,517 and $3,521,879, respectively. The Company recognized the gain on extinguishment in relation to accounts payable settlement. From time to time, the Company settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors. In the first nine months of 2012, in connection with the cancellation of obligations to a debt holder, the Company recognized a gain of $2,806,787 which represents the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes.

Depreciation and amortization expense in the first nine months of 2013 increased by $1,969,560, or 45.9%, to $6,263,009 as compared to $4,293,449 in the first nine months of 2012. The increase in depreciation and amortization expense resulted from the acquisitions of HOPDs and theUGH Dallas hospital.

Net interest expense was $4,405,667 in the first nine months of 2013 as compared to $3,264,863 in the first nine months of 2012. Interest expense is primarily comprised of interest on borrowings under the lines of credit, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense in the first nine months of 2013, as compared to the prior year period, was attributable to an increase in the Company’s average outstanding debt balance and debt assumed from the acquisitions. In addition, the Company’s Revolving Credit Facility (see “Liquidity and Capital Resources”) had an average daily borrowing balance of $369,611 in the first nine months of 2013.

Operating income of the hospital segment was $7,068,565 for the first nine months of 2013 as compared to the operating income of $23,111,532 for the first nine months of 2012. In addition, the decrease in net operating income was driven by the increases in marketing and advertising, management fees legal fees and purchased services.

Senior Living

Senior living net revenues for the first nine months of 2013 increased 4.5% to $6,194,870 from $5,930,065 for the first nine months of 2012. The average revenue per unit occupied for the first nine months ended of 2013 and 2012 was $3,165 and $3,081, respectively. This is a blended rate of assisted living dominant facilities which includes independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall occupancy in excess of 92.8% and 94.6% for the nine months ended of 2013 and 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries, benefits and general administrative expenses remained consistent at $4,997,915 and $4,387,044 in the first nine months of 2013 and 2012, respectively. The depreciation and amortization increased to $2,204,277 in the first nine months of 2013 as compared to $1,305,381 in the first nine months of 2012. The increase in depreciation and amortization expense in the first nine months of 2013 over the prior year period was primarily resulted from the amortization expense of customer relationship, tradename and non-compete agreement which was obtained from the final valuation report for the acquisition of TrinityCare.

Net operating income before depreciation and amortization and interest expense was $1,196,955 and $1,543,021 for the nine months ended September 30, 2013 and 2012.

Support Services

Revenues, net of intercompany revenues, for the first nine months of 2013 and 2012 were $5,043,919 and $1,581,607. The revenues increase was due to the acquisitions of HOPDs and the UGH Dallas.

Salaries, benefits and general administrative expenses in the first nine months of 2013 increased $6,497,612 to $12,552,927 from $6,055,315 in the first nine months of 2012. The increase in salaries, benefits and general administrative expenses was due increases in the acquisitions of HOPDs and the UGH Dallas hospital.

The depreciation and amortization increased to $345,588 in the first nine months of 2013 as compared to $340,010 in the first nine months of 2012.

The net operating income was $573,662 for the first nine months September 30, 2013 as compared to the net operating income $217,747 for the nine months September 30, 2012.

Liquidity and Capital Resources

The Company’s primary cash requirements are paying its operating expenses, servicing its debt, capital expenditures on its existing properties, acquisitions and distributions to non-controlling interests. The Company’s primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

Key components of the Company’s cash flows for the current year and prior year are summarized below:

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$9,491,978	$4,892,156
Investing activities	(7,534,025)	(2,391,953)
Financing activities	(1,674,891)	2,303,851

During the first nine months of 2013, the Company generated $9,491,978 in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of $30,040,871. Net changes in operating assets and liabilities used net cash of $21,224,305, which included a $35,193,471 increase in accounts receivable, offset by a $14,472,255 increase in account payable, accrued expenses and taxes payable, and a net increase of $1,649,835 in related party receivables and payables, inventories, prepaid expenses and other assets. Deferred revenues increased $1,146,746 of which $1,032,670 was deferred EHR incentive income. The deferred EHR incentive income represents initial incentive payments received for which the Company has not been recognized.

During the prior year, the Company generated $4,892,156 in cash from operating activities. Net income, adjusted for non-cash expenses and income, provided cash of $23,701,473. Net changes in operating assets and liabilities used net cash of $18,809,317, which primarily included a $20,212,013 increase in accounts receivable and an increase of $ 2,033,897 in prepaid expenses and other assets, offset by a $321,621 decrease in related party receivable and a $415,081 decrease in inventory, a $2,750,062 increase in account payable, accrued expenses and tax payable and a decrease in deferred revenues of $50,171.

The cash used in investing activities was $7,534,025 in the first nine months of 2013, compared to $2,391,953 in the first nine months of 2012. The increase in cash used in investing activities was primarily attributable to additional purchases of property and equipment as compared to the prior year. In addition, the Company paid $1,733,562 cash for the acquisitions in the first nine months of 2013.

The cash used in financing activities was $1,674,891 in the nine months ended September 30, 2013, compared to cash provided by $2,303,851 in the nine months ended September 30, 2012. The decrease cash in financing activities over the prior year period was primarily a result of lower borrowings and payments on notes payable.

As of September 30, 2013, the Company had a negative working capital of $38,604,549 as compared to a negative of $41,797,619 as of December 31, 2012. The Company is a highly leveraged company with debt service requirements. The Company’s short-term debt and accounts payable totaled $21,510,306 and 18,260,258 at September 30, 2013.

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

In the current year, the Board declared and paid cash dividend of $205,382. At September 30, 2013, the Company accrued $43,949 of the dividend.

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. In June 2013, the secured revolving credit facility increased to $22.5 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.50% per annum. Excess borrowing availability under the Revolving Credit Facility at September 30, 2013 was $3,883,707. At September 30, 2013, the Company was in compliance with all of the debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2013. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $324,885, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of September 30, 2013 of $18,613,293.

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

Based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, its disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013.

The Company’s assessed the effectiveness of its internal control over financial reporting as of September 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, the Company’s management believes that, as of September 30, 2013, its internal control over financial reporting was not effective based on those criteria. The Company identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s assessment identified certain material weaknesses which are set forth below:

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

On July 1, 2013, the Company and Sigma Opportunity Fund II, LLC (“Sigma”) entered into an extension agreement, pursuant to which Sigma acquired 500,000 shares of Common Stock in consideration for Sigma’s agreement to extend the maturity date of Sigma’s $2,000,000 promissory note until August 1, 2013.

On July 29, 2013, the Company issued an aggregate of 4,680,851 shares of its Common Stock to 683 Capital Management LLC and Rock Hill Global LLC for a purchase price of $0.47 per shares pursuant to a securities purchase agreement and related documentation.

On September 4, 2013, in accordance with the Extension of Note Letter Agreements with Northwest Anesthesia and Pain, P.A., the Company issued an aggregate of 671,875 shares of its Common Stock (the “Extension Shares”). The Extension Shares were offered and sold to Northwest Anesthesia and Pain, P.A. pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. The Extension Shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.

On September 6, 2013, the Company issued an aggregate of 327,660 shares of its Common Stock to TriPoint Global Equities, LLC and SBAR Capital Management, LLC pursuant to that certain Advisory Agreement dated as of September 25, 2012 between the Company and TriPoint Global Equities, LLC and SBAR Capital Management, LLC.

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