Form 10-K
period 2013-12-31
UNIVERSITY GENERAL HEALTH SYSTEM, INC.
filed 2014-07-03
CIK 1383960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $176,240,416 based upon the closing price of the common stock as quoted by Over the Counter Bulletin Board on such date.

As of June 23, 2014, there were 379,287,816 shares of the issuer’s common stock outstanding.

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

Company Overview

We are University General Health System, Inc. Unless the context indicates otherwise, all references to “UGHS,” “we,” “our,” “ours,” “us” and the “Company” refer to University General Health Systems, Inc. and our consolidated subsidiaries. We are a diversified, integrated multi-specialty healthcare provider that delivers the highest quality physician-and patient-oriented services by providing timely, innovative health solutions that are uniquely competitive, efficient and adaptive in today’s healthcare delivery environment. We currently operate two general acute care hospitals, a 69-bed facility in Houston and a 111-bed facility in Dallas, ambulatory surgical centers (“ASC“s), hyperbaric wound care centers, diagnostic imaging centers, physical therapy centers, a sports and rehabilitation center, sleep centers, six senior living facilities, three of which are owned and all of which are managed by the majority-owned management company. We also offer billing, coding and other revenue cycle management services as well as food, hospitality, and other services to both our facilities and outside clients. We plan to complete additional complementary acquisitions in 2014 and future years in Texas and other markets.

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

Our operational strategy for our support services segment is focused on providing the highest quality and most effective revenue cycle management, facility and hospitality services for our hospitals and other clients. The goal of these subsidiaries is to save time and money in managing account receivables and revenue cycle management for our hospitals and our clients. We are committed to providing a complete solution during the most critical point in recovery cycle while maintaining a positive relationship with patients. In addition, our goal is to identify and develop an effective recovery solution that will lead to fast and efficient results. We offer healthcare organizations to our clients as a single source provider for managed service solutions, including patient food and nutrition services, retail food services, clinical equipment maintenance, environmental services, laundry and linen distribution, plant operations, energy management, strategic and technical services, supply chain management and central transportation.

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

Acquisitions

We completed several acquisitions that enhance our general acute care hospital capabilities in existing markets and in new markets.

2012 Acquisitions

Baytown Endoscopy Center. On April 13, 2012, we completed the asset acquisition of Baytown Endoscopy Center, LLC (the “Baytown Center”). The Baytown Center is a three-bed ambulatory surgery center which operates as a hospital outpatient department (HOPD) of UGH under the name “UGH Baytown Endoscopy Center”. Primary procedures at the Baytown Center currently include gastroenterology and pain management. The Baytown Center is co-managed with Jacinto Medical Group, P.A., which is a multi-specialty group of physicians practicing in Baytown.

Diagnostic Imaging and Physical Therapy . On June 1, 2012, we acquired a Diagnostic Imaging and Physical Therapy Centers (the “1960 Centers”) from 1960 Family Practice, PA., a multi-specialty group of physicians practicing in northern areas of Houston. We operate these centers as HOPDs of UGH under the names “UGH Diagnostic Imaging” and “UGH Physical Therapy.”

Kingwood Diagnostic and Rehabilitation Center. On July 30, 2012, we acquired diagnostic imaging, physical therapy and sleep centers (the “Kingwood Centers”) from Management Affiliates of Northeast Houston, LLC, a Kingwood, Texas-based health service operations company. We operate the Kingwood Centers as HOPDs of the hospital segment under the name “UGH Kingwood Diagnostic and Rehabilitation Center.”

Robert Horry Center for Sports and Physical Rehabilitation. On August 24, 2012, we executed asset acquisition agreements with Robert Horry Center for Sports and Physical Rehabilitation (“UGH Robert Horry Center”), pursuant to which we acquired the business assets and properties of UGH Robert Horry Center, which we operate as HOPDs of UGH.

Baytown Diagnostic Imaging and Sleep Evaluation Centers. On November 27, 2012, we acquired a Diagnostic Imaging and a Sleep Evaluation Center from Jacinto Medical Group, PA. We operate these centers as HOPDs of UGH under the names “UGH Baytown Imaging” and “UGH Baytown Sleep.” The Baytown Centers also complement UGH Baytown Endoscopy Center that was acquired in April 2012.

South Hampton Community Hospital. On December 14, 2012, we acquired South Hampton Community Hospital Complex (the “South Hampton Community Hospital”) from Dufek Massif Hospital Corporation, the owner of South Hampton Community Hospital and a medical office building on the medical complex. We acquired 100% of the capital stock of Dufek Massif Hospital Corporation. The hospital is a 111-bed general acute care hospital that provides health services across multiple specialties. We operate the South Hampton Community Hospital Complex under the name “University General Hospital Dallas.” This acquisition is our first acute care hospital in Dallas.

2013 Acquisitions

Woodlands Physical Therapy. On February 15, 2013, we acquired a physical therapy center (the “Woodlands Center”) from The Houston Spine and Rehabilitation Center, a health service operations company near The Woodlands, Texas. We operate the Woodlands Center as an HOPD of UGH under the name “UGH Woodlands Physical Therapy.”

Physical Therapy of Ennis. On March 25, 2013, we acquired a physical therapy center in Ennis, Texas, approximately 32 miles from University General Hospital Dallas. We operate the center as an HOPD of University General Hospital Dallas under the name “UGHD Physical Therapy of Ennis.”

Living Well Diagnostic Imaging Center. On May 10, 2013, we acquired Living Well Diagnostic Imaging center in Waxahachie, Texas, approximately 22 miles south of University General Hospital Dallas. Living Well Diagnostic Imaging center is a free-standing diagnostic imaging facility. We operate the center as an HOPD of University General Hospital Dallas under the name “UGHD Living Well Diagnostic Imaging Center.”

Texas Anesthesia and Pain Management Institute. On June 1, 2013, we acquired Texas Anesthesia and Pain Management Institute in Waxahachie, Texas. We operate under the name “UGHS Physician Services.”

Waxahachie Diagnostic Center. On July 1, 2013, we acquired an ambulatory surgery center in Waxahachie, Texas. We operate the center as an HOPD of University General Hospital Dallas under the name “UGHD Waxahachie Diagnostic Center”.

Clint Foster and Associates. On October 1, 2013, we acquired four free-standing physical therapy and rehabilitation facilities (the “Clint Foster Centers”) from C.W. Foster Enterprises, Inc. We operate the Clint Forster Centers as HOPDs of UGH under the name “UGH C. Foster and Associates”.

Texas Rehabilitation Institute. On October 8, 2013, we acquired a physical therapy rehabilitation center (the “Physical Therapy Rehabilitation Center”) from Texas Spine Institute, LLP. We operate the Physical Therapy Rehabilitation Center as HOPD under the name “UGHD Physical Therapy Rehabilitation Center”.

The Houston Spine and Rehabilitation Centers. On November 26, 2013, we acquired a physical health services (the “Houston Spine and Rehabilitation Centers” from The Houston Spine and Rehabilitation Centers, P.A. We operate the Houston Spine and Rehabilitation Center as HOPD under the name “UGH Houston Spine and Rehabilitation Centers”.

During 2013, the Company also completed other smaller acquisitions of physician services located in Houston Texas. The Company, in the aggregate, paid $250,000 in total consideration for these physician services centers.

The purpose of our acquisitions was to expand our regional network into the Dallas areas, areas of metropolitan Houston and increase market share.

Plan of Operation

Our business model anticipates the acquisition of general acute care “host” hospitals and the development and operation of regional health networks within a defined radius of each host hospital that can provide services under separate departments under the hospitals’ acute care licenses. Such regional health networks and ancillary services will reflect a vertically integrated, diversified system, which will include provider-based HOPDs of the host hospitals and may consist of Free-Standing Ambulatory Surgical Centers, Free-Standing Emergency Rooms, Free-Standing Procedure Facilities, Diagnostic Imaging Treatment Facilities, Hyperbaric Oxygen Therapy/Wound Care Centers, and/or other ancillary service providers. In 2013, we completed acquisitions of complementary businesses that expand our service offerings within the healthcare industry.

We consummated acquisitions of complementary businesses, further discussed below, and as of December 31, 2013, we owned or operated the following centers:

•	University General Hospital (“UGH”), which is a 69-bed general acute care hospital near Texas Medical Center in Houston, Texas, and also consists of Mainland Surgery Center, a free-standing ambulatory surgery center in Dickinson, Texas, and the following HOPDs:

•	University General Hospital -Hyperbaric Wound Care Center

•	UGH Baytown Endoscopy, which is a 3-bed ambulatory surgery center

•	UGH Diagnostic Imaging and UGH Physical Therapy

•	UGH KW Imaging and UGH KW Sleep Center

•	UGH Robert Horry Center for Sports and Physical Rehabilitation

•	UGH Baytown Imaging and UGH Sleep Evaluation

•	UGH Woodlands Physical Therapy

•	UGH Clint Foster Centers

•	Houston Spine and Rehabilitation Center

•	University General Hospital Dallas (formerly known as South Hampton Community Hospital) which is a 111-bed general acute care hospital near downtown Dallas, Texas, and also consists of the following HOPDs:

•	UGHD Physical Therapy of Ennis

•	UGHD Living Well Diagnostic Imaging Center

•	UGHD Waxahachie Diagnostic Center

•	UGHD Texas Anesthesia and Pain Management

•	UGHD Physical Therapy Rehabilitation Center

•	Senior Living which consists of

•	Trinity Oaks senior living community in Pearland, Texas, which is an 80 unit senior living community providing independent living and assisted living services since 2001.

•	Trinity Shores senior living community in Port Lavaca, Texas, which is a 63 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Trinity Hills senior living community in Knoxville, Tennessee, which is an 87 unit senior living community providing independent living, assisted living and memory care services since 2007.

•	Support Services which consists of

•	UGHS Autimis Companies, which are a revenue cycle management company and a specialized health care coding company that serve hospitals, ambulatory surgery centers, outpatient laboratories and free-standing outpatient emergency rooms.

•	Sybaris Group, Inc., which is a luxury hospitality service provider and facilities management company.

We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions or services to create an integrated health care delivery system.

Business Segments

As of December 31, 2013, we operate in three lines of business: (i) as a hospital, (ii) as a senior living care community, and (iii) as a support services company. These segments were determined based on the way that our chief operating decision makers organize our business activities for making operating decisions and assessing performance.

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

	December 31,
	2013	2012
Commercial and managed care providers	71.8%	68.1%
Government-related programs	26.9%	30.0%
Self-pay patients	1.3%	1.9%

Total	100.0%	100.0%

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

Competition

Hospital

We have established a strong presence in the greater Houston market and with the acquisition of the South Hampton Hospital in Dallas are now actively replicating its model in a second major market. The state of Texas is highly attractive as it has a consistently growing demand for healthcare services, yet remains below the national average in terms of hospital beds per inhabitant, with 1.8 beds per 1,000 inhabitants compared to the roughly 2.6 per 1,000 inhabitants national average (source Kaiser Family Foundation). Our primary Houston facility, University General Hospital, competes with at least fifty-four other general hospitals operating in Harris County, Texas. The greater Houston-Baytown-Sugar Land metropolitan area has over 100 hospitals, according to U.S. News and World Report, including the Texas Medical Center (TMC), the largest medical center in the world. Founded in 1945, TMC is comprised of 54 member institutions, including four nursing schools and three medical schools (dentistry, public health and pharmacy), all of which are not-for-profit, which representing nearly 46 million square feet and 290 buildings. Among the various institutions with which UGH competes, six Houston-based facilities (including the University of Texas M.D., the Methodist Hospital and St. Luke’s Episcopal Hospital) were ranked in U.S. News & World Report’s 2012-2013 Best Hospitals list. Also, five of the top 10 employers in Houston are healthcare organizations. The Dallas market is relatively under-penetrated, with 75 hospitals serving a population of 6.4 million people, or approximately 85,000 per hospital compared to the national average of 54,000 per hospital.

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

Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in the recent years due primarily to consolidations of health plans. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Other healthcare providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. In addition, as various provisions of the Health Reform Law are implemented, including the establishment of exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

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

Health Care Industry Investigations

Significant media and public attention has focused in recent years on the hospital industry. This media and public attention, changes in government personnel and other factors have led to increased scrutiny of the health care industry. Except as may be disclosed in our SEC filings, we are not aware of any material investigations of the Company under federal or state health care laws or regulations. It is possible that governmental entities could initiate investigations or litigation in the future at facilities we operate and that such matters could result in penalties, as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the health care area. The OIG and the Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, targeting all hospital providers that focus on specific billing practices or other suspected areas of abuse. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight health care fraud, waste and abuse, including $40 million in federal fiscal year 2014. In addition, governmental agencies and their agents, such as MACs, fiscal intermediaries and carriers, may conduct audits of our health care operations. Private payers may conduct similar post-payment audits, and we also perform internal audits and monitoring.

In addition to national enforcement initiatives, federal and state investigations have addressed a wide variety of routine health care operations such as: cost reporting and billing practices, including for Medicare outliers; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources to our hospitals, and joint venture arrangements involving physician investors. Certain of our individual facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Any additional investigations of the Company, our executives or managers could result in liabilities or penalties to us, as well as adverse publicity.

Health Reform Legislation

The Health Reform Law changes how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs that tie reimbursement to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. Most of the provisions of the Health Reform Law that seek to decrease the number of uninsured became effective January 1, 2014.

Expanded Coverage

Based on the CBO’s February 2014 projection, by 2022, the Health Reform Law will expand coverage to 25 million additional individuals. This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid Expansion

The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. Although the Health Reform Law requires, as of January 1, 2014, all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the federal poverty level (“FPL”), states may opt out of the expansion without losing existing federal Medicaid funding. For states that expand Medicaid coverage, the Health Reform Law also requires those states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. States that choose not to implement the Medicaid expansion will forego funding established by the Health Reform Law to cover most of the expansion costs. A number of states, including Texas and Florida, have chosen not to participate in the expanded Medicaid program, but these states could choose to implement the expansion at a later date. For states that do not participate, the maximum income level required for individuals and families to qualify for Medicaid varies widely from state to state. According to the CBO’s February 2014 projection, the new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 13 million persons nationwide by 2022.

As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter. CMS has indicated that states that only partially expand their Medicaid programs will not receive an enhanced FMAP.

The Health Reform Law also provides that the federal government will subsidize states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below.

Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. However, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019.

Private Sector Expansion

The expansion of health coverage through the private sector as a result of the Health Reform Law occurs through new requirements applicable to health insurers, employers and individuals. Health insurers must keep their annual nonmedical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate to enrollees the amount spent in excess of the percentage. In addition, health insurers are not permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old. As of January 1, 2014, health insurers are prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions. This requirement was originally effective January 1, 2014, but has been delayed until January 1, 2015. For employers with 50 to 99 employees, this requirement has been further delayed until January 1, 2016.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. Effective January 1, 2014, individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is the greater of $95 or 1% of income in 2014, $325 or 2% of income in 2015, $695 or 2.5% of income in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance through the Exchanges will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.

To facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandated that each state establish or participate in an Exchange or default to a federally-operated Exchange by January 1, 2014. Based on CBO estimates issued in May 2013, approximately 24 million individuals will obtain their health insurance coverage through an Exchange by 2022. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through an Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in an Exchange must offer a set of minimum benefits, as defined by HHS, and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/copayment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/copayment levels, up to the statutory maximum ($6,250 for 2013 and $6,350 in 2014 for an individual, subject to increases in future years). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/copayment limit. For example, an individual making 100% to 200% of the FPL will have copayments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.

Public Program Spending

The Health Reform Law provides for Medicare, Medicaid and other federal health care program spending reductions between 2010 and 2019. In March 2010, CMS estimated Medicare fee-for-service reductions from 2010 to 2019 would be $233 billion and the Medicare and Medicaid DSH reductions would be an additional $64 billion. In July 2012, the CBO estimated that from 2013 to 2022, the Health Reform Law reductions would include $415 billion in Medicare fee-for-service market basket and productivity reimbursement reductions, the majority of which will come from hospitals. The CBO estimate included an additional $56 billion in reductions in Medicare and Medicaid DSH funding.

Inpatient Market Basket and Productivity Adjustment. Under the Medicare program, hospitals receive reimbursement under a PPS for general, acute care hospital inpatient services. CMS establishes fixed PPS payment amounts per inpatient discharge based on the patient’s assigned MS-DRG. These MS-DRG rates are updated each federal fiscal year, which begins October 1, using a market basket index that takes into account inflation experienced by hospitals and other entities outside the health care industry in purchasing goods and services.

The Health Reform Law provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year that began in 2010 and extends through 2019. The remaining reductions are as follows: 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).

The second type of reduction to the market basket is a “productivity adjustment” that was implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction is the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS uses the BLS 10-year moving average of changes in specified economy-wide productivity. For federal fiscal year 2014, CMS has announced a negative 0.5% productivity adjustment to the market basket. In 2010, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019.

The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. For each federal fiscal year, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.

If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals.

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS was directed to implement a value-based purchasing program for inpatient hospital services. This program rewards hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. Under the value-based purchasing program for hospital inpatient services, CMS will distribute an estimated $1.1 billion in federal fiscal year 2014 to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. In federal fiscal year 2014, there are 17 measures by which hospitals will be scored. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. Hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. CMS published the value-based incentive payment adjustment factor for each hospital for federal fiscal year 2014 discharges on November 14, 2013.

Second, beginning in federal fiscal year 2013 and continuing in each federal fiscal year, inpatient payments are reduced if a hospital experiences “excess readmissions” within the 30-day period from the date of discharge for heart attack, heart failure, pneumonia or other conditions that may be designated by CMS. Hospitals with what CMS defines as “excess readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmission standard. The amount by which payments will be reduced if a hospital experiences excess readmissions is determined by comparison of the hospital’s readmission performance to a risk-adjusted national average and is subject to a cap established by CMS. Each hospital’s performance is publicly reported by CMS. Third, reimbursement will be reduced based on a facility’s HAC rates. A HAC is a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, the 25% of hospitals with the worst national risk-adjusted HAC rates in the previous year will receive a 1% reduction in their total inpatient operating Medicare payments. In addition, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs. CMS implemented this prohibition for services with dates beginning July 1, 2012. States may add additional provider-preventable conditions to the list of HACs for which Medicaid reimbursement will not be allowed.

Outpatient Market Basket and Productivity Adjustment. Hospital outpatient services paid under PPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients — e.g., 0.2% in 2015 — are the same for outpatients.

Medicare and Medicaid DSH Payments. The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments are reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital is then paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care, which was not the basis for DSH payments prior to implementation of the Health Reform Law. In 2013, CMS issued final rules to implement these reductions.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020 by the following amounts: 2016 ($1.2 billion); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act and the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 provide for additional Medicaid DSH reductions in federal fiscal years 2021, 2022 and 2023 estimated at $4.1 billion, $4.2 billion and $4.3 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state.

ACOs. Pursuant to the Health Reform Law, HHS established the MSSP, which seeks to promote accountability and coordination of care through the creation of ACOs. The MSSP allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. Participants may choose between two different ACO tracks, the first of which allows ACOs to share only in the savings under the MSSP. The second track requires ACOs to share in any savings and losses under the MSSP but offers ACOs a greater share of any savings realized under the MSSP. As authorized by the Health Reform Law, certain waivers are available from fraud and abuse laws for ACOs. CMS has approved over 300 ACOs to participate in the MSSP.

Bundled Payment Pilot Programs. The Health Reform Law created the Center for Medicare & Medicaid Innovation with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for health care that create savings under the Medicare and Medicaid programs while improving quality of care. One initiative announced by the Center for Medicare & Medicaid Innovation is a voluntary bundled payment initiative involving over 400 participants that will link payments to participating providers for services provided during an episode of care. In addition, as required by the Health Reform Law, HHS established a five-year, voluntary, national pilot program on payment bundling for Medicare services. Under the program, organizations may enter into payment arrangements that include financial and performance accountability for episodes of care, and these models are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program. Participating providers agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS has discretion to determine how the program will function, including what medical conditions will be included in the program and the amount of the payment for each condition. The Health Reform Law also provides for a five-year bundled payment pilot program for Medicaid services, but CMS has not yet implemented this program. HHS may select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.

Ambulatory Surgery Centers. The Health Reform Law reduces reimbursement for ASCs through a productivity adjustment to the market basket similar to the productivity adjustment for inpatient and outpatient hospital services. In addition, CMS has established a quality reporting program for ASCs under which ASCs that fail to report on required quality measures will receive a 2% reduction in reimbursement beginning with the calendar year 2014 payment determination.

Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. In 2013, approximately 14.4 million Medicare beneficiaries elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period starting in 2012, premium payments to the MA plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans are estimated to be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments paid by the federal government may cause some plans to raise beneficiary premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.

Physician-Owned Hospital Limitations

Over the last decade, we have faced competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the law effectively prevents the formation of new physician-owned hospitals that participate in Medicare and Medicaid after December 31, 2010. While the law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.

Program Integrity and Fraud and Abuse

The Health Reform Law makes several significant changes to health care fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over 10 years to fight health care fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the rules for returning overpayments made by governmental health programs and expands FCA liability to include failure to timely repay identified overpayments.

Impact of Health Reform Law on the Company

The expansion of health insurance coverage under the Health Reform Law may result in an increase in the number of patients using our facilities who have either private or public program coverage. In addition, the Health Reform Law provides for initiatives that create possible sources of additional revenue, such as ACOs. However, any positive effects of the Health Reform Law could be offset, and the Company could be significantly impacted, by reductions to the Medicare and Medicaid programs. Substantial uncertainty remains regarding the net effect of the Health Reform Law on the Company because the resolution of a number of material factors remains unclear, including the following:

•	the potential for and impact of further delays in or complications related to implementation of the Health Reform Law (for example, there were significant problems during the initial implementation of the Exchanges that negatively impacted the ability of individuals to enroll in Medicaid and to purchase health insurance);

•	the possibility of enactment of additional federal or state health care reforms and possible changes to the Health Reform Law;

•	our ability to participate in health insurance plans offered through the Exchanges and the terms of our participation as well as treatment of out of network claims;

•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (based on the CBO’s February 2014 estimates, by 2022, the Health Reform Law will expand coverage to 25 million additional individuals);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals and individuals with existing coverage, including those covered through the Exchanges and those who might be covered under the Medicaid program;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	the effect of the value-based purchasing provisions of the Health Reform Law on our hospitals’ revenues and the effects of other quality programs;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the amount of overall revenues the Company will generate from Medicare and Medicaid business when the reductions are implemented (26.9% of our revenues in 2013 were from Medicare and Medicaid);

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions and the allocation of the Medicaid DSH reductions to our hospitals;

•	how successful ACOs will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•	whether the Company’s revenues from Medicaid supplemental programs developed through a federally approved waiver program (“Waiver Program”), will be adversely affected because there may be reductions in available state and local government funding for the programs; and

•	the impact of efforts to repeal or revise the Health Reform Law and remaining or new federal lawsuits challenging its constitutionality.

General Economic and Demographic Factors

The health care industry is impacted by the overall United States economy. Budget deficits at federal, state and local government entities have had a negative impact on spending for many health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. The federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal health care programs. Other risks we face during periods of economic weakness and high unemployment include potential declines in the population covered under managed care agreements, increased patient decisions to postpone or cancel elective and nonemergency health care procedures, increases in the uninsured and underinsured populations, increased adoption of health plan structures that shift financial responsibility to patients and further difficulties in our collecting patient receivables for copayment and deductible amounts. The Health Reform Law seeks to decrease over time the number of uninsured individuals, but it is difficult to predict the full impact of the Health Reform Law.

Compliance Program

We maintain a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the ethics and compliance program, we provide annual ethics and compliance training to our employees and encourage all employees to report any violations to their supervisor, an ethics and compliance officer or a toll-free telephone ethics line. The Health Reform Law requires providers to implement core elements of compliance program criteria to be established by HHS, on a timeline to be established by HHS, as a condition of enrollment in the Medicare or Medicaid programs, and we may have to modify our compliance programs to comply with these new criteria.

Antitrust Laws

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Medicare Inpatient Reimbursement

The Medicare program pays hospitals under the provisions of a prospective payment system (“PPS”) for inpatient services. Under the inpatient prospective payment system, a hospital receives a fixed amount for inpatient hospital services based on the established fixed payment amount per discharge for categories of hospital treatment, known as Medicare severity diagnosis related group (“MS-DRG”). Each patient admitted for care is assigned to a MS-DRG based upon his or her primary admitting diagnosis. Every MS-DRG is assigned a payment rate by the government based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. MS-DRG payments do not consider a specific hospital’s costs, but are national rates adjusted for area wage differentials and case-mix indices.

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

MS-DRG rates are updated, and MS-DRG weights are recalibrated, using cost-relative weights each federal fiscal year (which begins October 1). The index used to update the MS-DRG rates (the “market basket”) gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), provides for annual decreases to the market basket, including the following reductions for each of the following federal fiscal years: 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, the Centers for Medicare & Medicaid Services (“CMS”) estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. The American Taxpayer Relief Act of 2012 requires a negative documentation and coding adjustment for four years beginning in federal fiscal year 2014. It is estimated that this documentation and coding adjustment will reduce Medicare inpatient PPS payments by $10.5 billion. A decrease in payment rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.

For federal fiscal year 2013, CMS increased the MS-DRG rate by 2.8%. This increase reflected a 2.6% market basket increase, the 0.1% reduction required by the Health Reform Law, a negative 0.7% productivity adjustment, a negative 1.9% prospective documentation and coding adjustment and a positive 2.9% retrospective documentation and coding adjustment. For federal fiscal year 2014, CMS issued a final rule that resulted in a net increase of 0.7%. This increase reflects a 2.5% market basket increase, the 0.3% reduction required by the Health Reform Law, a negative 0.5% productivity adjustment, a negative 0.8% prospective documentation and coding adjustment and a negative 0.2% adjustment to offset projected spending increases associated with new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required beginning October 1, 2013 and will become subject to Recovery Audit Contractor (“RAC”) audits beginning October 1, 2014.

Medicare Outpatient Reimbursement

CMS reimburses hospital outpatient services (and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage) on a PPS basis. CMS uses fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services, nonimplantable orthotics and prosthetics, freestanding surgery center services and services provided by independent diagnostic testing facilities.

Hospital outpatient services paid under PPS are classified into groups called ambulatory payment classifications (“APCs”). Services for each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit. The APC payment rates are updated for each calendar year. The Health Reform Law provides for reductions to the market basket update, including the following reductions for each of the following calendar years: 0.3% in 2014; 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For each calendar year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment based on the BLS 10-year moving average of changes in specified economy-wide productivity. At the time of enactment, CMS estimated that the combined market basket and productivity adjustments would reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019. For calendar year 2013, CMS increased APC payment rates by 1.8%, which represented the full market basket update of 2.6%, a negative 0.7% productivity adjustment and the negative 0.1% adjustment required by the Health Reform Law. For calendar year 2014, CMS has issued a final rule that increases the APC payment rate by 1.7%, which includes the full market basket update of 2.5%, a negative 0.5% productivity adjustment and the negative 0.3% adjustment required by the Health Reform Law. CMS requires hospitals to submit quality data relating to outpatient care to avoid receiving a 2% reduction to the market basket update under the outpatient PPS.

Medicare Disproportionate Share Payments

In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). DSH payments are determined annually based on certain statistical information required by HHS and are calculated as a percentage addition to MS-DRG payments.

Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments are reduced to 25% of the amount they otherwise would have been absent the law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH is effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Thus, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each DSH hospital is then to be paid, out of the reduced DSH payment pool, an amount allocated based upon its estimated cost of providing uncompensated care. In 2013, CMS issued final rules to implement these reductions.

Hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. States have broad discretion to define which hospitals qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law, as modified by the Bipartisan Budget Act of 2013, provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020 by the following amounts: 2016 ($1.2 billion); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). The Jobs Creation Act, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 provide for additional Medicaid DSH reductions in federal fiscal years 2021, 2022 and 2023 estimated at $4.1 billion, $4.2 billion and $4.3 billion, respectively. CMS has issued a final rule establishing the methodology for allocating the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state.

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

Electronic Health Record Incentives

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for Medicare and Medicaid incentive payments for eligible hospitals and for eligible professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology and provides for penalties for eligible hospitals and eligible professionals that do not adopt and meaningfully use EHR technology. Through December 2013, approximately $19 billion in incentive payments have been made through the Medicare and Medicaid EHR incentive programs to eligible hospitals and eligible professionals.

Under the Medicare incentive program, eligible hospitals that demonstrate meaningful use will receive incentive payments for up to four fiscal years. The Medicare incentive payment amount is the product of three factors: (1) an initial amount comprised of a base amount of $2,000,000, plus $200 for each acute care inpatient discharge, beginning with a hospital’s 1,150th discharge of the applicable year and ending with a hospital’s 23,000th discharge of the applicable year; (2) the “Medicare share,” which is the sum of Medicare Part A and Part C acute care inpatient-bed-days divided by the product of the total acute care inpatient-bed-days and a charity care factor; and (3) a transition factor applicable to the payment year. In order to maximize their incentive payments, acute care hospitals must have begun participating in the incentive program by federal fiscal year 2013. Beginning in federal fiscal year 2015, acute care hospitals that have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will receive reduced market basket updates under inpatient PPS.

Eligible professionals who demonstrate meaningful use are entitled to incentive payments for up to five payment years in an amount equal to 75% of their estimated Medicare allowed charges for covered professional services furnished during the relevant calendar year, subject to an annual limit. Eligible professionals must have begun participating in the incentive payment program by calendar year 2012 in order to maximize their incentive payments and must participate by calendar year 2014 in order to receive any incentive payments. Beginning in calendar year 2015, eligible professionals who have failed to demonstrate meaningful use of certified EHR technology in an applicable prior reporting period will face Medicare payment reductions.

The Medicaid EHR incentive program is voluntary for states to implement. For participating states, the Medicaid EHR incentive program provides incentive payments for acute care hospitals and eligible professionals that meet certain volume percentages of Medicaid patients, as well as children’s hospitals. Providers may only participate in a single state’s Medicaid EHR incentive program. Eligible professionals can only participate in either the Medicaid incentive program or the Medicare incentive program and can change this election only one time. Eligible hospitals may participate in both the Medicare and Medicaid incentive programs.

To qualify for incentive payments under the Medicaid program, providers must either adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology during their first participation year or successfully demonstrate meaningful use of certified EHR technology in subsequent participation years. Payments may be received for up to six participation years. For hospitals, the aggregate Medicaid EHR incentive amount is the product of two factors: (1) the overall EHR amount, which is comprised of a base amount of $2,000,000 plus a discharge-related amount, multiplied by the Medicare share (which is set at one by statute) multiplied by a transition factor, and (2) the “Medicaid share,” which is the estimated Medicaid inpatient-bed days plus estimated Medicaid managed care inpatient bed-days, divided by the product of the estimated total inpatient bed-days and a charity care factor. Under the Medicaid incentive program, eligible professionals may

Government Reimbursement Program Administration and Adjustments

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

Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2013 and 2012, 26.9% and 30.0% of our patient service revenues were contributed by Medicare and Medicaid, respectively.

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

Employees

At December 31, 2013, we had a total of 1,113 employees, including approximately 96 part-time, 364 full-time and 653 full-time equivalent employees. Approximately 653 full-time equivalent employees including nurses, therapists, lab and radiology technicians, facility maintenance workers and the administrative staff of the hospital represent the majority of our employees. There are no collective bargaining agreements in effect with respect to any of our employees. We believe that we maintain a good relationship with our employees.

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

Due to our lack of capital, we have outstanding obligations due the Internal Revenue Service (the “IRS”) and our vendors who could file liens and other claims against us, which could force us to cease operations.

A claim could be made by the IRS or any vendor at any time where payment is significantly past due. If the amount past due is sent to a collection agency or attorney by the IRS or a vendor, and we do not have the capital to satisfy the obligation, a lien or other claim may be filed against us which could force us to cease operations. As of December 31, 2013, we owe approximately $5.9 million in payroll taxes and related interest and penalties and a total of approximately $21.7 million in trade payables. However, we have arranged in the past and plan to arrange in the future, arrange payment plans with the IRS and our vendors with past due balances.

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

The continued services of our executive officers and other key individuals are essential to our success. Any of our key employees and individuals, including our Chairman, Hassan Chahadeh, M.D. and President Donald W. Sapaugh, may resign at any time. These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business. We do not currently have key person life insurance policies covering any of our employees.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 28.8% of our outstanding common stock as of June 23, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own or lease the following properties as of December 31, 2013:

				Gross
	Location	Licensed	Ownership	Square
Name or Function	City and State	Beds	Type	Footage
Hospitals
University General Hospital and Corporate Offices	Houston, Texas	69	Leased	114,284
Hospital Outpatient Departments	Houston, Texas	N/A	Leased	79,418
UGHS Physician Services, Inc.	Houston and Dallas, Texas	N/A	Leased	20,530
UGHS Dallas Hospitals, Inc.	Dallas, Texas	111	Owned	121,850
Medical Office Building	Dallas, Texas	N/A	Owned	22,910
Hospital Outpatient Departments	Dallas, Texas	N/A	Leased	16,943
UGHS Senior Living, Inc.
UGHS Senior Living of Pearland, LLC.	Pearland, Texas	80	Owned	70,239
UGHS Senior Living of Port Lavaca, LLC.	Port Lavaca, Texas	63	Owned	47,675
UGHS Senior Living of Knoxville, LLC.	Knoxville, Texas	87	Owned	68,325
UGHS Senior Living Corporate Offices	Friendswood, Texas	N/A	Leased	2,976
Support Services
UGHS Autimus Billing and Coding Corporate Offices	Houston, Texas	N/A	Leased	41,140
Sybaris Group, Inc. Corporate Office	Houston, Texas	N/A	Leased	5,575
UGHS Real Estate Inc.	Pearland, Texas	N/A	Owned	1.773 acre

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 11 to the Consolidated Financial Statements in “Index to Consolidated Financial Statements of University General Health System, Inc.” included on page F-1 for information required under this Item 8, which is incorporated herein by reference.

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

	Common Stock Quotation Range
2013	High Bid	Low Bid
First Quarter	$0.64	$0.34
Second Quarter	0.73	0.50
Third Quarter	0.64	0.39
Fourth Quarter	0.60	0.27

2012
First Quarter	$0.30	$0.18
Second Quarter	0.27	0.19
Third Quarter	0.45	0.20
Fourth Quarter	0.50	0.35

Holders

As of June 23, 2014, there were approximately 316 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 5, 2013, the Company issued an aggregate of 375,000 shares of its common stock, valued at $195,000, to certain persons as compensation for services rendered by such persons related to the development of the Company’s health delivery network in the Dallas, Texas market.

On December 26, 2013, the Company issued an aggregate of 2,500,000 shares of its common stock, valued at $850,000, to certain shareholders of Series C Preferred Stock in consideration for their agreements to consent to certain agreements to the Certification of Designation applicable to the Series C Stock.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an executive overview which provides a general description of our company today, 2013 in review, the plans and objectives of our management for future operations and our outlook for 2014. Next, we analyze the results of our operations for the last two years, including the trends in our business. Then we review our cash flows and liquidity and capital resources. We conclude with an overview of our critical accounting judgments and estimates and a summary of recently issued accounting pronouncements.

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

2013 Executive Overview

In 2013, we completed several acquisitions that enhance our capabilities in existing markets and in new markets. We acquired South Hampton Community Hospital in Dallas, Texas in December 2012, which we believe provides us a growth opportunity in a new market, where we can leverage the established market presence of South Hampton Community Hospital and our expertise to expand services and pursue other initiatives that we believe will result in attractive growth. Additionally, in 2013, we acquired eleven hospital outpatient departments (HOPDs) and 3 physician services locations in Houston and Dallas.

Our strategy for 2013 was to build on our 2012 achievements and to pursue revenues and earnings growth as the economy stabilized. Reflecting the successful implementation of our business acquisition strategies, total revenues for the year increased 44.8%. The revenues increase was driven by the increases in admissions, surgeries and adjusted patient days of 52.9%, 48.2% and 36.0%, respectively. The significant increase in net patient service revenues was primarily the result of recent HOPDs acquisitions and Dallas hospital acquisition. Dallas hospital and the recent HOPDs acquisitions contributed to additional revenue of approximately $22.0 million and $16.9 million of net patient revenues for the year ended December 31, 2013.

The senior living properties reported an overall occupancy of 92.9%. This is a favorable comparison to the national average as reported by the National Investment Center (NIC) for Senior Housing which reports similar facilities with an overall average occupancy rate of less than 89.7%.

2014 Outlook and Trends

Our strategy in 2014 will be focused on building on our 2013 achievements and pursuing additional acquisitions and earnings growth. We plan to capitalize on opportunities created by the current regulatory and reimbursement environment through acquisitions and expansions to create an integrated, physician-centric, health care delivery system. Further, we will continue our commitment to providing superior patient care with greater efficiency and lower operating cost. We also continue to focus our business strategy on retention of our employees, efforts to improve physician and employee satisfaction and targeted investments in new technologies, new service lines and capital improvements at our facilities. In addition, we are committed to improve in costs of revenues and operating expenses. Our objective for 2014 is to focus on expanding into the Dallas market through University General Hospital Dallas, further expanding our presence in the Houston market, operating high-quality senior living and memory care communities, increasing occupancy and improving the operating efficiency of our senior care communities, restructuring certain mortgages and lender relationships to further stabilize our revenue stream and cash flow, seeking strategic investments in attractive real estate opportunities, improving the operating efficiency of our corporate operations, and reducing our operational financial risk. We expect these efforts, among other factors, will result in improved financial performance and gains in 2014.

Results of Operations

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

The following table contains our consolidated and segments results of operations for 2013 and 2012:

	Year Ended December 31, (1)
	2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Variance
Revenues
Hospital	$148,303,361	90.4%	$102,764,871	90.8%	$45,538,490
Senior living	8,171,590	5.0	7,946,793	7.0	224,797
Support services	7,514,035	4.6	2,511,594	2.2	5,002,441

Total Revenues	163,988,986	100.0	113,223,258	100.0	50,765,728
Operating expenses
Salaries, wages and benefits	77,569,460	47.3	39,627,334	35.0	37,942,126
Medical supplies	28,669,728	17.5	16,194,606	14.3	12,475,122
General and administrative expenses (includes related party expenses of $2,327,050 and $1,921,501,	63,379,990	38.6	32,766,205	28.9	30,613,785
Gain on extinguishment of liabilities	—	—	(3,644,068)	(3.2)	3,644,068
Depreciation and amortization (includes related party expenses of $0 and $685,162, respectively)	11,476,315	7.0	9,215,713	8.1	2,260,602

Total operating expenses	181,095,493	110.4	94,159,790	83.2	86,935,703

Operating income (loss)	(17,106,507)	(10.4)	19,063,468	16.8	(36,169,975)
Other income (expense)
Interest expense, net of interest income of $141,047 and $85,000 (includes related party interest expense $131,277 and $2,289,287)	(7,100,683)	(4.3)	(6,111,582)	(5.4)	(989,101)
Other income (expense)	1,591,711	1.0	(381,026)	(0.3)	1,972,737
Direct investor expense	(4,918,121)	(3.0)	(6,853,356)	(6.1)	1,935,235
Change in fair market value of derivatives	(2,019,076)	(1.2)	(4,937,170)	(4.4)	2,918,094

Income (loss) before income tax	(29,552,676)	(18.0)	780,334	0.7	(30,333,010)
Income tax expense	5,270,052	3.2	4,564,195	4.0	705,857

Loss before noncontrolling interest	(34,822,728)	(21.2)	(3,783,861)	(3.3)	(31,038,867)
Net income attributable to noncontrolling interests	276,560	0.2	363,531	0.3	(86,971)

Net loss attributable to Company	$(34,546,168)	(21.1)%	$(3,420,330)	(3.0)%	$(31,125,838)

Less: Cash dividend-Convertible Preferred C Stock	(141,740)	(0.1)	(46,921)	(0.0)	(94,819)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(1,019,789)	(0.6)	(512,190)	(0.5)	(507,599)

Net loss attributable to common shareholders	$(35,707,697)	(21.8)%	$(3,979,441)	(3.5)%	$(31,728,256)

(1)	Percentages may not foot due to rounding.

Discussion of Consolidated Results of Operations

Our revenues for 2013 increased $50.8 million, or 44.8%, to $164.0 million as compared to $113.2 million for the year ended December 31, 2012. The revenues increase was primarily attributable to 52.9% increase in our average daily census. The average daily census for the year ended December 31, 2013 was 59 as compared to 39 for the year ended December 31, 2012. In addition, the patient days increased by 7,388 days to 20,539 from 13,151, or 56.2% increase, compared to the prior year. The adjusted patient days increased by 9,380 days to 35,435 from 26,055, or 36.0% increase, compared to the prior year. The significant increase in net patient service revenues was also the results of Dallas hospital and the hospital outpatient departments (HOPDs) acquisitions during 2013, which contributed to additional revenues of $22.0 million from Dallas hospital and $16.9 million from HOPDs for the year ended December 31, 2013.

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments, beginning in 2011, for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated meaningful use of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available. We recognized $0.2 million of EHR incentive income related to Medicaid and $1.0 million of EHR incentive income related to Medicare in 2013. The recognized amount has been included in the “Other income” in the consolidated statement of operations in the current year.

Salaries, wages and benefits for the year ended December 31, 2013 increased approximately $37.9 million, or 95.9%, to $77.6 million from $39.6 million for the year ended December 31, 2012. As of December 31, 2013, we had approximately 1,113 full-time and part-time employees compared to approximately 782 as of December 31, 2012. The number of full-time and part-time employees increased approximately 42.3% as compared to the prior year, which was due primarily to increase HOPDs acquisitions during 2013. As a percentage of revenues, salaries, wages and benefits increased to 47.3% in 2013 from 35.0% in 2012. We have implemented a reduction in our management salaries effective June 15, 2014 as part of our overall cost reduction plan. We intend to implement and complete a restructuring plan in the second half of 2014 . In addition, we issued a total of 10,100,000 common shares to members of our senior management as discretionary bonus compensation for their performance for prior years; as a result, we recorded approximately $4.0 million as compensation expense. However, effective December 31, 2013, our board of directors and senior management rescinded 9.6 million of these shares. We reversed approximately $3.8 million compensation expense on December 31, 2013.

Medical supplies expense in 2013 increased approximately $12.5 million, or 77.2%, to $28.7 million from $16.2 million 2012. As a percentage of revenues, our medical supplies expense increased to 17.5% in 2013 as compared to 14.3% in 2012. The increase in medical supplies expense rate in 2013 over 2012 was primary due to increase in higher revenues which was due to more acquisitions in 2013. On an APD basis, medical expenses in 2013 increased approximately 32.2% or $809 per APD from $612 per APD in 2012. In addition, surgeries for the year ended December 31, 2013 were 11,139 compared to 7,518 for the prior year.

General and administrative (“G&A”) expenses in 2013 increased approximately $30.6 million, or 93.3%, to $63.4 million from $32.8 million 2012. As a percentage of revenues, G&A expenses increased to 38.6% in 2013 from 28.9% in 2012. The increase in G&A expenses was due to the acquisitions of HOPDs and UGH Dallas hospital. In addition, the increase was due to increases in marketing and advertising and management fees. Marketing and advertising expenses were up as part of the Company’s initiatives and strategies to increase revenues.

We settled certain accounts payable with vendors and reduced the accounts payable owed to those vendors and lenders. In 2012, we recognized a gain on extinguishment of liabilities of $3.6 million, of which $2.9 million representing the portion of the principal balance, accrued interest, taxes and penalties due on a master equipment lease agreement and two promissory notes that have been extinguished in accordance with the statute of limitations.

Depreciation and amortization expense in 2013 increased approximately $2.3 million, or 25.0%, to $11.5 million as compared to $9.2 million in 2012. The increase in depreciation and amortization expense primarily resulted from the amortization expense of debt issuance costs, customer relationship, tradename, software and non-compete intangibles, offset by some assets being fully depreciated in the current year as compared to prior year.

Net interest expense was $7.1 million in 2013 as compared to $6.1 million in 2012. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, interest on financing lease obligations, related party notes and debt obligations. In addition, the increase in interest expense in the current year, as compared to the prior year, was attributable to an increase in our outstanding debt balance and debt assumed from the acquisitions.

We are subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, we recorded $0.7 million and $0.4 million in state income tax expense for the years ended December 31, 2013 and 2012, respectively.

Our provision for income taxes was approximately $4.6 million in 2013, which resulted in an effective tax rate of negative 15.5%. Our provision for income taxes was impacted by non-deductible interest and penalties of $4.2 million, valuation allowances $8.3 million, and change in derivative accruals of $2.4 million. We are required to file separate tax returns for 2011 and 2012 because a valid election was not made to file a consolidated return on a timely filed tax return; therefore, we were subject to interest and penalties. As a result, we recorded a total of $3.7 million interest and penalties related to 2011 and 2012 tax returns.

As fully described in Notes 12 and 14 to the Consolidated Financial Statements, the Company issued preferred stock and the related common stock warrant in May 2012, which do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and preferred stock conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of income. As a result, the total direct investor expense and change in fair market value of derivatives were approximately $4.9 million and $2.0 million in 2013 and $6.9 million and $4.9 million in 2012, which directly reduced the net income attributable to the Company. The change in the direct investor expense and change in fair market value of derivatives were primarily due to the amendments to C Series Preferred and warrants. In December 2012, certain warrants shareholders agreed to waive all full ratchet price protection and in March 2013, all C Series Preferred shareholders agreed to waive all full ratchet price protection. As of the date of the amendments, the Company reclassified the fair market value of derivatives to additional paid in capital as the derivative ceased to exist.

As a result of the foregoing, our net loss attributable to the Company was $34.5 million for 2013 as compared to a net loss of $3.4 million for 2012.

Discussion of Segment Results of Operations

Hospital

Our revenues in 2013 increased $45.5 million, or 44.3%, to $148.3 million as compared to $102.8 million in 2012. The revenues increase was primarily attributable 52.9% increase in our average daily census. The average daily census for the year ended December 31, 2013 was 59 as compared to 39 for the year ended December 31, 2012. In addition, the patient days increased by 7,388 days to 20,539 from 13,151, or 56.2% increase, compared to the prior year. The adjusted patient days increased by 9,380 days to 35,435 from 26,055, or 36.0% increase, compared to the prior year. These increases were primarily driven by the acquisition of Dallas hospital, which contributed $22.0 million revenues. The significant increase in net patient service revenues was also the result of the hospital outpatient departments (HOPDs) acquisitions during 2013, which contributed to additional revenues of $16.9 million for the year ended December 31, 2013.

Our provision for doubtful accounts in 2013 increased $16.0 million to 16.1% of net revenue before the provision for doubtful accounts as compared to 8.1% of net revenue before the provision for doubtful accounts in 2012. As percentage of gross revenue, the provision for doubtful accounts was 3% in 2013 as compared to 2% in 2012. This change was primarily due an increase in self-pay patients gross revenue from Dallas hospital of $9.4 million and coupled with a significant increase in revenues.

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

Our days revenues outstanding were 56 days at December 31, 2013 as compared to 73 days at December 31, 2012. To calculate our day’s revenues outstanding, we divide our average accounts receivable net of allowance for doubtful accounts by our net revenues per day. Our net revenues per day is calculated by dividing our revenues for the periods by the number of calendar days in the periods. The decrease in days revenues outstanding due to a significant increase in revenues during current year as a result of the acquisitions in 2013.

Salaries, wages and benefits in 2013 increased approximately $30.9 million, or 104.1%, to $60.5 million from $29.6 million in 2012. This was primarily due to acquisitions. As of December 31, 2013, we had approximately 653 full-time equivalent employees compared to approximately 443 full-time equivalent employees as of December 31, 2012. As a percentage of revenues, salaries, wages and benefits decreased to 40.8% in 2013 from 28.8% in 2012. The increase in the salaries, wages and benefits rate in 2013 over 2012 was primarily due to acquisitions in 2013.

Medical supplies expense in 2013 increased approximately $12.5 million, or 77.2%, to $28.7 million from $16.2 million 2012. As a percentage of revenues, our medical supplies expense increased to 19.3% in 2013 as compared to 15.8% in 2012. The increase in medical supplies expense rate in 2013 over 2012 was primary due to increases in higher revenues and acquisitions. On an APD basis, medical expenses in 2013 increased approximately 32.2% or $809 per APD from $612 per APD in 2012. In addition, surgeries for the year ended December 31, 2013 were 11,139 compared to 7,518 for the prior year.

General and administrative expenses in 2013 increased approximately $26.0 million, or 94.5%, to $53.5 million from $27.5 million in 2012. As a percentage of revenues, G&A expenses increased to 36.1% in 2013 from 26.7% in 2012. The increase in amount of G&A expenses was primarily comprised of legal fees, contract services, professional fees, repairs and maintenance, penalties fees and marketing fees, coupled with acquisitions in 2013.

Depreciation and amortization expense in 2013 increased approximately $2.0 million, or 32.2%, to $8.1 million as compared to $6.1 million in 2012. The increase in depreciation and amortization expense resulted from acquisitions.

Net interest expense was $5.9 million in 2013 as compared to $4.9 million in 2012. Interest expense is primarily comprised of interest on borrowings under the Revolving Credit Facility, amortization of debt issue costs, interest on financing lease obligations, related party notes and debt obligations. The increase in interest expense was due to a higher average outstanding amount on notes. For a further discussion of our debt and corresponding interest rate, see “Liquidity and Capital Resources.”

Operating loss of the hospital segment was approximately $14.3 million for the current year as compared to the operating income of $19.6 million for the prior year. The operating loss was due to increase in acquisitions and operating expenses, which included salaries, benefits and other employee costs, G&A expenses and medical supplies as compared to the prior year. In addition, marketing and advertising expenses increased as part of the Company’s initiatives and strategies to increase revenues.

Senior Living

Senior living net revenues in 2013 increased $0.2 million, or 2.8%, to approximately $8.1 million as compared to $7.9 million in 2012. This reflects average revenue per unit occupied of $3,169 in 2013 as compared to the average revenue per unit occupied of $3,096 in 2012. These are blended rates of assisted living dominant facilities which include independent living and memory care units. The senior living properties reported continued stable occupancy, with an overall average occupancy in excess of 92.9% in 2013 and 93.1% in 2012. Overall occupancy and revenues were not negatively impacted by the significant downturn in the macroeconomic environment, including the high unemployment levels and poor housing markets which affect private pay occupancy.

Salaries and benefit expense in 2013 was approximately $3.3 million, G&A expense was $3.2 million, depreciation and amortization was $2.8 million and interest expenses was $1.4 million. Net operating income before depreciation and amortization and interest expense was approximately $2.0 million.

Salaries and benefit expense in 2012 was approximately $3.0 million, G&A expense was $2.8 million, depreciation and amortization was $2.6 million and interest expenses was $1.3 million. Net operating income before depreciation and amortization and interest expense was approximately $2.1 million.

Support Services

Revenues, net of the intercompany revenues, in 2013 were approximately $7.5 million as compared to $2.5 million in 2012. The net operating loss was approximately $1.6 million in 2013 as compared to $0.1 million net operating loss in 2012. The net operating expense was $9.1 million in 2013 as compared to $2.6 million in 2012. The increase in revenues was due to increase in new number of clients, coupled with the new acquisitions in 2013.

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

The fair value of the Autimis reporting unit did not substantially exceed its carrying value as of its June 2013 annual impairment test.

Liquidity and Capital Resources

Our primary cash requirements are paying our operating expenses, servicing our debt, capital expenditures on our existing properties, acquisitions and distributions to non-controlling interests. Our primary cash sources are cash flows from operating activities, issuances of debt and equity securities.

	2013	2012
Net cash provided by (used in):
Operating activities	$9,129,133	$8,241,431
Investing activities	(9,406,790)	(8,279,752)
Financing activities	798,325	688,533

Operating Activities

The cash provided by operating activities was $9.1 million for the year ended December 31, 2013. Net income, adjusted for non-cash expenses and income, provided cash of approximately $14.7 million. Net changes in operating assets and liabilities used net cash of approximately $5.2 million, which primarily included a $28.6 million increase in accounts receivable and a $1.4 million increase in prepaid expenses and other assets, inventories and others, partially offset by a $24.8 million increase in accounts payable.

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

Investing Activities

The cash used in investing activities was approximately $9.4 million for the year ended December 31, 2013, compared to $8.3 million for the year ended December 31, 2012. The increase in cash used in investing activities was primarily attributable to higher purchases of property and equipment of $7.3 million as compared to the prior year of $5.9 million. In addition, the cash used in business acquisitions was $2.0 million during 2013 as compared to the prior year of $2.2 million during 2012.

Financing Activities

The cash provided in financing activities was approximately $0.8 million for the year ended December 31, 2013, compared to cash provided of $0.7 million for the year ended December 31, 2012.

As of December 31, 2013, we had a negative working capital of approximately $57.8 million compared to negative of approximately $41.8 million as of December 31, 2012. The negative working capital and relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required past due payroll taxes and its related penalties and interest and income tax payments raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time. If we ultimately are unable to pay the outstanding taxes, penalties and interest to the Internal Revenue Service (IRS), then the IRS may force us to cease our operations.

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. In June 2013, the secured revolving credit facility increased to $22.5 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.5% per annum. Excess borrowing availability under the Revolving Credit Facility at December 31, 2013 was $2,427,074. At December 31, 2013, the Company was in compliance with all of the financials debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2014. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $346,777, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of December 31, 2013 of $20,072,926.

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

The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts estimate and recorded. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at December 31, 2013 from its estimated reimbursement percentage, net revenues for the year ended December 31, 2013 and 2012 would have changed by approximately $3.6 million and $4.5 million, and net accounts receivable at December 31, 2013 and 2012 would have changed by approximately $0.5 million and $0.9 million, respectively. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments, and we report them in the periods that such adjustments become known.

Revenues related to our hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Gross patient service revenues	$838,682,951	$484,367,882
Less estimated contractual adjustments and discounts	(674,747,216)	(372,183,344)

Revenues before provision for doubtful accounts	$163,935,735	$112,184,538
Provision for doubtful accounts	(26,392,248)	(10,384,706)

Net patient service revenues	$137,543,487	$101,799,832

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

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Year Ended December 31,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$117,667,919	85.5%	$76,356,655	75.0%
Government-related programs	44,204,226	32.1	33,638,496	33.0
Self-pay patients	2,063,590	1.6	2,189,387	2.2

Revenues before provision for doubtful accounts	163,935,735	119.2	112,184,538	110.2
Provision for doubtful accounts	(26,392,248)	(19.2)	(10,384,706)	(10.2)

Net patitent service revenue less provision for doubtful accounts	$137,543,487	100.0%	$101,799,832	100.0%

Allowance for Doubtful Accounts and Provision for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At December 31, 2013 and 2012, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 1.4% and 1.9% of our accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we apply the collection rates to the gross accounts receivable amounts for the first 120 days for both inpatient and outpatient to determine the contractual adjustment, the remaining amount is assessed for collectability. As such, we then apply a graduated reserve to uncollectible accounts for greater than 121 days. This method is monitored based on our historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables. The allowance for doubtful accounts was $36,802,691 and $21,422,475 as of December 31, 2013 and 2012, respectively.

	Aging by Payor Mix
	Percentage of Accounts Receivable at December 31, 2013
	0-90 Days	91-180 Days	Over 180 Days
Commercial and managed care providers	71.50%	4.72%	0.01%
Government-related programs	21.42%	0.95%	0.01%
Self-pay	0.92%	0.45%	0.03%

Total	93.83%	6.12%	0.05%

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

Accounts receivable are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of December 31, 2013 and 2012 consists of the following:

	December 31,
	2013	2012
Commercial and managed care providers	75.9%	74.6%
Government-related programs	22.7%	23.5%
Self-pay patients	1.4%	1.9%

Total	100.0%	100.0%

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

We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of an impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The estimates require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at its hospitals, depending on the circumstances.

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

A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Based on the weight of available evidence, we determine whether it is not more likely than not our deferred tax assets will be realized in the near term future. Based on this determination, we have provided a significant valuation allowance on net deferred tax assets as of December 31, 2013 and 2012. If circumstances change and we determine in the future that it is more likely than not that our deferred tax assets will be realized in the near term future, a reversal of a portion or all of the valuation allowance will be required, which could result in a significant reduction in future income tax expense.

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

Malpractice

We are covered by a claims-made general and professional liability insurance policy with a specified deductible per incident and excess coverage on a claims-made basis. Liability limits related to this policy in 2014 and 2013 is $1,000,000 per occurrence and $3,000,000 in aggregate. We have also purchased additional umbrella insurance coverage with an aggregate limit of $10,000,000. We use a third-party administrator to review and analyze incidents that may result in a claim against us. In conjunction with the third-party administrator, incidents are assigned reserve amounts for the ultimate liability that may result from an asserted claim. Accrued professional claims are included in accounts payable and accrued expenses on the balance sheet and in management’s opinion provide an adequate reserve for loss contingencies.

Various claims and assertions have been made against us in its normal course of providing services. In addition, other claims may be asserted arising from services provided to patients in the past. In the opinion of management, adequate provision has been made for losses which may occur from such asserted and unasserted claims that are not covered by liability insurance.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. We recorded goodwill in conjunction with our 2013 and 2012 acquisitions and allocated it to each reporting unit. We had goodwill totaling $42.6 million and $39.3 million at December 31, 2013 and 2012. As required, we perform a goodwill impairment test at least annually or more frequently if there is an indication of impairment. We performed our annual goodwill impairment test in June 2013 for our reporting units.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. We plan to adopt ASU 2014-09 beginning January 1, 2017, and are currently assessing the potential effects of these changes to our consolidated financial statements.

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

Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria. We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We assessment identified certain material weaknesses which are set forth below:

•	The material weaknesses relate to inadequate accounting and compliance staffing, lack of consistent policies and procedures

•	Inadequate review and monitoring of controls, including our lack of an audit committee and surrounding the revenue cycle management process.

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

Executive Officers, Directors and Significant Employees of the Registrant

Name	Age	Position
Hassan Chahadeh, M.D.	52	Chairman, Chief Executive Officer and Director
Michael L. Griffin	51	Chief Financial Officer, Controller and Director
Donald W. Sapaugh	54	President and Director
Edward T. Laborde, Jr.	49	General Counsel, Secretary and Director
Kris Trent	43	Chief Accounting Officer
Harmonee Vice	48	Chief Operating Officer
David Kreye	45	Chief Executive Officer of University General Hospital
Randall J. Butler	43	Chief Executive Officer of UGHS Physician Services, Inc.

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

David Kreye joined the Company January 2014 as Chief Executive Officer of University General Hospital. Mr. Kreye oversees all aspects of the hospital operations. From 2011 to 2013, Mr. Kreye served as the Chief Executive of Lakeway Regional Medical Center (“Lakeway”). Prior to joining Lakeway, from 2008 to 2011, Mr. Kreye was the Chief Executive Officer of Health Management Associates. Prior to that time, from 2007 to 2008, Mr. Kreye served as Chief Operating Officer of Vanguard Health Systems, North Central Baptist Hospital. Mr. Kreye has extensive hospital management experience. Mr. Kreye brings to the Company a diverse background in healthcare management, including strategic planning, establish a culture of service, introduction and implementation of physician introduction and implementation of physician recruitment program, service line objectives, staffing standards, daily expense focus, revenue capture, purchasing standardization and revenue growth.

Randall J. Butler joined the Company in August 2012 as Chief Executive Officer of UGHS Physician Services, Inc. Mr. Butler oversees all aspects of the UGHS Physician Services. Mr. Butler is a president and owner of HealthExec Market Group and Management Affiliates of NE Houston since 2009. Mr. Butler is also the Chief Executive Officer and a member of the board of directors of Basaldua and Heller, PA since 2009. Mr. Butler has over 18 years of healthcare experience including healthcare operations, business development and consulting.

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

Meetings of Our Board of Directors

Our Board of Directors held fourteen (14) meetings during the year ended December 31, 2013.

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

Director Compensation

We did not compensate our directors for board services for the year 2013. However, in the future, we intend to implement a market-based director compensation program.

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

The following table sets forth information concerning the compensation for services rendered in all capacities to UHGS and its subsidiaries for the years ended December 31, 2013 and 2012 for our Chairman and Chief Executive Officer and our most highly compensated executive officers.

									Change in
									Pension Value
									and
								Non-Equity	Nonqualified
								Incentive Plan	Deferred	All Other
		Salary		Bonus		Stock	Option Awards	Compensation	Compensation	Compensation	Total
Named and Principal Position	Year	($)		($)		Awards ($)	($)	($)	Earnings ($)	($)(7)	($)
Hassan Chahadeh, M.D.	2013	$1,070,847	(1)	$—		$—	$—	$—	$—	$72,796	$1,143,643
Chairman, Chief Executive Officer	2012	551,947	(2)	—		—	—	—	—	—	551,947
	2011	333,231	(3)	—		—	—	—	—	—	333,231
Michael L. Griffin	2013	599,577	(1)	—		—	—	—	—	—	599,577
Chief Financial Officer and Director	2012	551,947	(2)	—		—	—	—	—	—	551,947
	2011	333,231	(3)	—		—	—	—	—	—	333,231
Donald W. Sapaugh	2013	573,726	(1)	—		—	—	—	—	39,125	612,851
President and Director	2012	456,000	(2)	—		—	—	—	—	—	456,000
	2011	157,846	(4)	—		—	—	—	—	—	157,846
Edward T. Laborde, Jr.	2013	530,816	(1)	—		—	—	—	—	—	530,816
General Counsel, Secretary and Director	2012	456,000	(2)			—	—	—	—	—	456,000
	2011	429,691		30,000	(5)	—	—	—	—	—	459,691
Randall Butler	2013	439,384	(6)			—	—	—	—	—	439,384
Chief Executive Officer of UGHS Physician Services, Inc.	2012	161,538		—		—	—	—	—	—	161,538
	2011	—		—		—	—	—	—	—	—

(1)	The following clarifying information is provided:

•	Dr. Chahadeh’s base salary was increased in July 2013 from $600,000 to $850,000 and subsequently was increased to $1,350,000 in September 2013.

•	Mr. Griffin’s base salary was increased in July 2013 from $550,000 to $564,714 and subsequently was increased to $700,000 in September 2013.

•	Mr. Sapaugh’s base salary was increased in July 2013 from $500,000 to $514,510 and subsequently was increased to $600,000 in September 2013.

•	Mr. Laborde’s base salary was increased in July 2013 from $500,000 to $509,103 and subsequently was increased to $600,000 in September 2013.

(2)	Dr. Chahadeh’s base salary and Mr. Griffin’s base salary were increased in April 2012 from $456,000 to $600,000.
(3)	Dr. Chahadeh and Mr. Griffin joined the Company on April 1, 2011 at a base salary of $456,000.
(4)	On June 28, 2011, the Board of Directors of the Company appointed Mr. Sapaugh as the President and Director of the Company. Mr. Sapaugh commenced employment with the Company on September 1, 2011 at a base salary of $456,000.
(5)	In consideration for his decision to accept employment with the Company on January 14, 2011, Mr. Laborde received a lump-sum payment of $30,000 and his base salary of $456,000.
(6)	Mr. Butler joined the Company in August 2012, at a base salary of $420,000. Mr. Butler’s base salary was increased to $441,000 in July 2013.
(7)	All other compensation includes auto allowances of $25,027 for Dr. Chahadeh and the remaining amounts represent payments of paid-time off obligations.

Employment Agreements

We have entered into employment agreements with the following Named Executive Officers (the “Executive Employment Agreements”):

•	Hassan Chahadeh, our Chairman and Chief Executive Officer, effective on April 1, 2012,

•	Michael L. Griffin, our Chief Financial Officer and Director, effective on April 1, 2012,

•	Donald W. Sapaugh, our President and Director, effective on September 1, 2011, and

•	Edward T. Laborde, Jr., our Secretary, General Counsel and Director, effective on January 14, 2011.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or entity known by us to be the beneficial owner of more than five percent (5.0%) of our outstanding common stock (ii) each director, (iii) each of our Named Executive Officers and (iv) all executive officers and significant employees as a group as of June 23, 2014.

Name and Address *	Title of Class	Number of Shares Beneficially Owned	Percent of Class
Hassan Chahadeh	Common Stock	45,796,732	12.1	%(1)
Felix Spiegel, M.D.	Common Stock	33,470,176	8.8	%(2)
Michael L. Griffin	Common Stock	3,656,687	1.0%
Donald W. Sapaugh	Common Stock	6,948,412	1.8%
Edward T. Laborde, Jr.	Common Stock	2,204,000	0.6%
All executive officers and significant employees as a group (8 persons)	Common Stock	78,411,144	20.7	%(3)

*	The address of each beneficial owner, unless otherwise noted, is c/o University General Health System, Inc., 7501 fanning Street, Houston, Texas 77054.
(1)	The information is based on the Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2011 by the Company and by the reporting person’s Form 5 reporting on beneficial ownership as of February 15, 2013.
(2)	The address of the beneficial owner, unless otherwise noted, is Yorktown Plaza, 5373 West Alabama, Suite 121, Houston, Texas 77056.
(3)	Percentage ownership of executive officer and significant employees is based on 379,287,816 as of June 23, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in Note 9 to the Consolidated Financial Statements in “Index to Consolidated Financial Statements of University General Health System, Inc.” included on page F-1 for information required under this Item 8, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and expected to be billed by our independent registered public accounting firms and auditors for professional services rendered to us for the years ended December 31, 2013 and 2012 were as follows:

	Amount Billed
Description of Professional Service	2013	2012
Audit Fees are fees for (i) the audit of our annual financial statements, (ii) review of financial statements in our quarterly reports on Form 10-Qs, (iii) the audit of the effectiveness of our internal control over financial reporting, and (iv) for services that are provided by the independent registered public accounting firm in connection with statutory and regulatory filings.	$767,000	$556,667	(1)
Audit-Related Fees are for professional services rendered in connection with the application of financial accounting and reporting standards, as well as acquisition related matters. Indicates fees and reimbursable expenses for due diligence related to an acquisition.	$—	$—
Tax Fees are fees for compliance, tax advice, and tax planning.	$—	$—
All Other Fees are fees for any service not included in the first three categories. Indicates fees for services related to the audit of our 401(k) benefit plan.	$—	$—

(1)	On December 29, 2012, we, at the direction of the Board of Directors, dismissed Moss, Krusick & Associates, LLC (“MKA”) as our independent registered public accounting firm, effective December 29, 2012. MKA had served as our independent registered public accounting firm since March 9, 2011 and effective June 15, 2011 was approved by the Board to audit our consolidated financial statements for the year ended December 31, 2011. Effective December 29, 2012, the Company’s Board approved the engagement of Crowe Horwath LLP (“Crowe”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2012. The total fees billed by Crowe for 2012 was $1,100,000. On May 31, 2013, the Board dismissed Crowe, and on June 3, 2013 engaged MKA as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2012.

There were no fees billed by our principle accountant in either 2013 or 2012 for Audit-Related Fees, Tax Fees or All Other Fees. These services were performed by separate outside accounting firms.

All of the services rendered to us by our independent registered public accountants were pre-approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. Financial Statements:

See “Index to Consolidated Financial Statements of University General Health System, Inc.” on page F-1, the Reports of Independent Registered Public Accounting Firms on page F-2, and the Financial Statements on pages F-3 to F-42, of this Form 10-K, all of which are incorporated herein by reference.

2. Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or Notes thereto on pages F-3 to F-42, which are incorporated herein by reference.

3. Exhibits Index:

The following documents are the exhibits to this Form 10-K. For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit. Number	Description

2.1	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Pearland is incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.2	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Port Lavaca is incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.3	Asset Acquisition Agreement dated June 28, 2011 for the acquisition of TrinityCare-Knoxville is incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.4	Purchase and Sale Agreement dated June 28, 2011 for the acquisition of TrinityCare is incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

2.5	Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Billing is incorporated by reference as Exhibit 2.5 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed July 1, 2011.

2.6	Asset Acquisition Agreement dated June 30, 2011 for the acquisition of Autimis Coding is incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 1, 2011.

3.1	Restated Articles of Incorporation of University General Health System, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

3.2	By-Laws of University General Health System, Inc. is incorporated by reference to Exhibit 3.4 to the Company’s Form SB-2 (Commission File No. 333-140567) filed on February 9, 2007.

4.1	Form of Common Stock Certificate of University General Health System, Inc. is incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

4.2	Form of Common Stock Warrant of University General Health System, Inc. is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on May 2, 2012.

4.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Variable Rate Convertible Preferred Stock is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on May 2, 2012.

4.4	Form of MidCap Warrant is incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on November 14, 2012.

4.5	Form of First Amendment to Warrants by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on January 4, 2013.

4.6	Form of Second Amendment to Warrants by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on January 4, 2013.

4.7	Form of Amendment to Certificate of Designation of Series C Preferred Stock by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on March 25, 2013.

4.8	Form of Amendment to Certificate of Designation of Series C Preferred Stock by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on December 30, 2013.

4.9	Form of Third Amendment Warrants by and among University General Health System, Inc. and the holders thereof is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on December 30, 2013.

10.1†	Form of Subscription Documents for private placement investors in limited partner units of University General Hospital, L.P. is incorporated by reference to Exhibit 10.1 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.2†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D. is incorporated by reference to Exhibit 10.3 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.3†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Felix Spiegel, M.D. is incorporated by reference to Exhibit 10.4 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.4†	Agreement of Debt Exchange dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel is incorporated by reference to Exhibit 10.5 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.5†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Hassan Chahadeh, M.D is incorporated by reference to Exhibit 10.6 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.6†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Michael L. Griffin is incorporated by reference to Exhibit 10.7 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.7†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Edward T. Laborde, Jr. is incorporated by reference to Exhibit 10.8 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.8†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Kelly Riedel is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.9†	Executive Unit Purchase Agreement dated February 28, 2011 between University General Hospital, L.P. and Rusty Shelton is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.10†	Termination of Management Agreement dated February 28, 2011 between University General Hospital, L.P. and Ascension Physician Solutions, LLC is incorporated by reference to Exhibit 10.9 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.11†	Employment Agreement between University General Health System, Inc. and Edward T. Laborde, Jr. dated January 14, 2011 is incorporated by reference to Exhibit 10.2 of University Health System’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on May 24, 2011.

10.12†	Employment Agreement between University General Health System, Inc. and Donald W. Sapaugh dated September 1, 2011 is incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

10.13†	Employment Agreement between University General Health System, Inc. and Hassan Chahadeh dated April 1, 2012 is incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

10.14†	Employment Agreement between University General Health System, Inc. and Michael L. Griffin dated April 1, 2012 is incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

10.15	Form of Securities Purchase Agreement, dated April 30, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on May 2, 2012.

10.16	Form of Compromise Settlement Agreement and Release of Claims is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on July 16, 2012.

10.17	Form of Credit and Security Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on October 2, 2012.

10.18	Form of Amergy Loan Amendment is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on October 2, 2012.

10.19	Agreement of Loan dated October 5, 2006 between University General Hospital, L.P. and Felix Spiegel, M.D. is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on November 14, 2012.

10.20	Agreement of Lease and Amendments between University General Hospital, L.P. and Cambridge Properties is incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 000-54064) filed on November 14, 2012.

10.21	Earnest Money Contract dated as of November 29, 2012 between UGHS Dallas Hospitals, Inc. and Duane Rossman is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on December 4, 2012.

10.22	Form of Loan Agreement dated December 14, 2012 among UGHS Dallas Hospitals, Inc., as Borrower, and University General Health System, Inc., as Guarantor, and First National Bank, as Lender is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-54064) filed on December 20, 2012.

10.23	Restated Lease dated March 10, 2005 between Dallas Southwest Osteopathic Physicians, Inc., as landlord, and Renaissance Hospital Dallas, Inc., as tenant, concerning the leasehold rights for a South Hampton Community Hospital in Dallas is incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (Commission File No. 000-54064) filed on October 21, 2013.

10.24	Modification dated December 6, 2011 to Restated Lease dated March 10, 2005 between Dallas Southwest Osteopathic Physicians, Inc., as landlord, and Renaissance Hospital Dallas, Inc., to name Dufek Massif Hospital Corporation as tenant is incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (Commission File No. 000-54064) filed on October 21, 2013.

14	Code of Ethics for Senior Officers of University General Health System, Inc. is incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 000-54064) filed on April 16, 2012.

21*	Subsidiaries of University General Health System, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Hassan Chahadeh	July 2, 2014
Hassan Chahadeh
Chief Executive Officer
(Principal Executive Officer)

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Michael L. Griffin	July 2, 2014
Michael L. Griffin
Chief Financial Officer
(Principal Financial Officer)

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

/s/ Kris Trent	July 2, 2014
Kris Trent
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hassan Chahadeh	Chairman, Chief Executive Officer and Director	July 2, 2014
Hassan Chahadeh

/s/ Michael L. Griffin	Chief Financial Officer, Controller and Director	July 2, 2014
Michael L. Griffin

/s/ Donald W. Sapaugh	President and Director	July 2, 2014
Donald W. Sapaugh

/s/ Edward T. Laborde, Jr.	General Counsel, Secretary and Director	July 2, 2014
Edward T. Laborde, Jr.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF UNIVERSITY GENERAL HEALTH SYSTEM, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

University General Health System, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of University General Health System, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University General Health System, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

July 2, 2014

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,708,898	$1,188,230
Accounts receivable, less allowance for doubtful accounts of $36,802,691 and $21,422,475	23,102,262	20,941,005
Inventories	2,447,567	1,458,089
Prepaid expenses and other assets	6,635,294	3,986,378
Current deferred taxes	1,146,358	1,729,150

Total Current Assets	35,040,379	29,302,852
Long-Term Assets
Property, equipment and leasehold improvements, net	98,883,912	96,965,889
Intangible assets, net	4,499,653	5,919,000
Deferred taxes	—	659,405
Goodwill	42,613,953	39,271,829
Other non-current assets, net	2,227,366	2,721,587

Total Long-Term Assets	148,224,884	145,537,710

Total Assets	$183,265,263	$174,840,562

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$21,696,595	$9,699,411
Payables to related parties	2,131,730	2,133,053
Accrued expenses	21,280,028	11,938,589
Payroll taxes payable	5,852,673	1,610,836
Income tax payable	14,604,353	11,813,198
Deferred revenue	400,126	238,846
Notes payable, current portion	24,369,226	26,089,305
Notes payable to related parties, current portion	1,165,873	1,853,380
Capital lease obligations, current portion	859,862	826,800
Derivative liability	516,650	4,897,053

Total Current Liabilities	92,877,116	71,100,471
Long-Term Liabilities
Line of credit	20,072,926	12,579,933
Notes payable, less current portion	41,654,523	46,947,860
Deferred taxes	1,236,700	—
Capital lease obligations, less current portion	31,069,580	30,928,491

Total Long-Term Liabilities	94,033,729	90,456,284
Total Liabilities	186,910,845	161,556,755
Commitments and contingencies
Series C, convertible preferred stock, $0.001 par value, 20,000,000 shares authorized, 3,396 and 3,379 shares issued and outstanding, respectively ($1,000 stated value)	2,971,221	2,566,308
Shareholders’ Equity (Deficit)
Preferred, par value $0.001, 20,000,000 shares authorized, Preferred stock Series B - 3,000 shares issued and outstanding	3	3
Common stock, par value $0.001, 480,000,000 shares authorized, 371,223,630 and 343,459,294 shares issued and outstanding, respectively	371,224	343,459
Additional paid-in-capital	83,916,725	65,419,774
Shareholders’ receivables	(2,539,667)	(2,828,251)
Accumulated deficit	(93,057,957)	(57,186,915)

Total shareholders’ equity (deficit)	(11,309,672)	5,748,070
Noncontrolling interest	4,692,869	4,969,429

Total equity (deficit)	(6,616,803)	10,717,499

Total Liabilities and Shareholders’ Equity (Deficit)	$183,265,263	$174,840,562

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
Revenues
Patient service revenues, net of contractual adjustments	$163,935,735	$112,184,538
Provision for doubtful accounts	(26,392,248)	(10,384,706)

Net patient service revenue less provision for doubful accounts	137,543,487	101,799,832
Senior living revenues	7,922,924	7,712,750
Support services revenues	7,477,014	2,501,449
Other revenues	11,045,561	1,209,227

Total revenues	163,988,986	113,223,258
Operating expenses
Salaries, wages and benefits	77,569,460	39,627,334
Medical supplies	28,669,728	16,194,606
General and administrative expenses (includes related party expenses of $2,327,050 and $1,921,501, respectively)	63,379,990	32,766,205
Gain on extinguishment of liabilities	—	(3,644,068)
Depreciation and amortization (includes related party expenses of $0 and $685,162, respectively)	11,476,315	9,215,713

Total operating expenses	181,095,493	94,159,790

Operating income (loss)	(17,106,507)	19,063,468
Other income (expense)
Interest expense, net of interest income of $141,047 and $85,000 (includes related party interest expense $131,277 and $2,289,287)	(7,100,683)	(6,111,582)
Other income (expense)	1,591,711	(381,026)
Direct investor expense	(4,918,121)	(6,853,356)
Change in fair market value of derivatives	(2,019,076)	(4,937,170)

Income (loss) before income tax	(29,552,676)	780,334
Income tax expense	5,270,052	4,564,195

Loss before noncontrolling interest	(34,822,728)	(3,783,861)
Net income attributable to noncontrolling interests	276,560	363,531

Net loss attributable to the Company	$(34,546,168)	$(3,420,330)

Less: Cash dividend-Convertible Preferred C Stock	(141,740)	(46,921)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(1,019,789)	(512,190)

Net loss attributable to common shareholders	$(35,707,697)	$(3,979,441)

Basic and diluted loss per share data:
Basic loss per common share	$(0.10)	$(0.01)

Basic weighted average shares outstanding	358,688,151	311,995,342

Diluted loss per common share	$(0.10)	$(0.01)

Diluted weighted average shares outstanding	358,688,151	311,995,342

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(34,822,728)	$(3,783,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,476,315	9,215,713
Provision for doubtful accounts	26,392,248	10,384,706
Gain on sale of assets and other, net	1,700,411	(37,451)
Gain on extinguishment of liabilities	—	(3,644,068)
Deferred income tax expense (benefits)	2,478,897	(2,388,555)
Compensation expense	180,000	—
Warrants issuance costs	—	392,609
Direct investor expense	4,918,122	6,853,356
Change in fair market value of derivatives	2,019,076	4,937,170
Net changes in operating assets and liabilities:
Accounts receivable	(28,553,505)	(18,869,744)
Related party payables	(1,323)	298,729
Inventories	(989,478)	484,349
Prepaid expenses and other assets	(593,129)	(2,108,971)
Accounts payable, accrued expenses and taxes payable	24,762,947	6,583,479
Deferred revenues	161,280	(76,030)

Net cash provided by operating activities	9,129,133	8,241,431

Cash flows from investing activities:
Additions and acquisitions to property, equipment and leasehold improvements	(7,286,545)	(5,850,056)
Business acquistions, net of cash acquired	(2,055,245)	(2,180,203)
Investments in unconsolidated affiliates	(65,000)	(249,493)

Net cash used in investing activities	(9,406,790)	(8,279,752)

Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	113,993,564	39,253,933
Payments of revolving credit facility borrowings	(106,500,571)	(26,674,000)
Distributions to noncontrolling interests	—	(172,762)
Issuance of common stock	2,200,000	5,403,832
Issuance of preferred stock	2,974,181	3,794,669
Dividend paid on Preferred C Convertible Stock	(163,345)	(158,444)
Borrowings under notes payable	5,245,341	12,890,617
Payments on notes payable	(15,355,934)	(16,945,280)
Payments on debt issuance costs	—	(1,511,251)
Borrowings under notes payable to related party	191,493	34,976
Payments on notes payable to related party	(879,000)	(453,057)
Payments on capital leases	(907,404)	(6,323,675)
Payments on line of credits	—	(8,451,025)

Net cash provided by financing activities	798,325	688,533

Net increase in cash and cash equivalents	520,668	650,212
Cash and cash equivalents:
Beginning of period	1,188,230	538,018

End of period	$1,708,898	$1,188,230

Supplemental disclosures of cash flow information:
Interest paid	$6,679,064	$6,194,924
Income taxes paid	$—	$385,966
Supplemental noncash investing activities:
Property and equipment additions financed	$1,081,555	$819,236
Supplemental noncash financing activities:
Noncash consideration paid for acquisitions	$3,123,651	$37,164,490
Issuance of common stock	$1,794,903	$1,237,682
Transfer from related party and account payables to debt obligations	$—	$2,510,836
Issuance on conversions of preferred stock	$2,892,735	$1,324,600
Derivative ceases to exist	$11,637,078	$7,702,031
Dividend on Preferred C Convertible Stock	$141,740	$46,921

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSITY GENERAL HEALTH SYSTEM, INC.

Consolidated Statements of Shareholders’ Equity

	Preferred		Common		Additional			Total
	Stock		Stock		Paid-in	Shareholders’	Accumulated	Shareholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)	Interest
Balance, January 1, 2012	3,000	$3	283,440,226	$283,440	$49,078,223	$(2,219,068)	$(53,049,030)	$(5,906,432)	5,332,960
Net loss							(3,420,330)	(3,420,330)	(363,531)
Accretion non-cash dividend convertible preferred stock	—	—	—	—	—	—	(512,190)	(512,190)	—
Accrued dividends for preferred stock	—	—	—	—	—	—	(46,921)	(46,921)	—
Accrued interest on shareholders’s receivable	—	—	—	—	—	(85,000)	—	(85,000)	—
Cash dividends for convertible preferred stock	—	—	—	—	—	—	(158,444)	(158,444)	—
Derivative ceases to exist	—	—		—	7,702,031	—	—	7,702,031	—
Distribution of noncontrolling interest	—	—	—	—	(172,762)	—	—	(172,762)	—
Exchange for interest expense on promissory note for issuance of common stock	—	—	2,000,000	2,000	518,000	—	—	520,000	—
Issuance of common stock	—	—	42,085,469	42,085	6,611,433	(150,000)	—	6,503,518	—
Issuance on conversions of preferred stock	—	—	6,518,701	6,519	1,318,081	—	—	1,324,600	—
Issuance on exercise of warrants	—	—	9,414,998	9,415	364,768	(374,183)	—	—	—

Balance, December 31, 2012	3,000	$3	343,459,394	$343,459	$65,419,774	$(2,828,251)	$(57,186,915)	$5,748,070	$4,969,429

Net loss							(34,546,168)	(34,546,168)	(276,560)
Accretion non-cash dividend convertible preferred stock	—	—	—	—	—	—	(1,019,789)	(1,019,789)
Accrued dividends for preferred stock	—	—	—				(141,740)	(141,740)
Accrued interest on shareholders’s receivable	—	—	—	—	—	(85,599)	—	(85,599)
Cash dividends for convertible preferred stock	—	—	—	—	—	—	(163,345)	(163,345)	—
Cash received from shareholder						374,183	—	374,183	—
Derivative ceases to exist	—	—			11,637,078			11,637,078
Issuance of common stock	—	—	10,143,614	10,145	3,984,758	—		3,994,903
Issuance on conversions of preferred stock	—	—	14,250,294	14,250	2,878,485			2,892,735
Issuance on exercise of warrants	—	—	3,370,328	3,370	(3,370)			—

Balance, December 31, 2013	3,000	$3	371,223,630	$371,224	$83,916,725	$(2,539,667)	$(93,057,957)	$(11,309,672)	$4,692,869

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

In June 2011, the Company completed the acquisitions of the three senior living communities: Trinity Oaks of Pearland, Texas, Trinity Shores of Port Lavaca, Texas, and Trinity Hills of Knoxville, Tennessee. The Company also acquired 51.0% of the ownership interests of TrinityCare Senior Living, LLC (“TrinityCare”), a developer and manager of senior living communities. As the Company’s majority-owned subsidiary, TrinityCare continues to manage the three existing senior living communities, and will continue to develop additional communities across the United States and internationally. Additionally, effective June 30, 2011, the Company acquired specialized health care billing, coding and other revenue cycle management companies, Autimis, LLC, and Autimis Medical Billing, LLC. On December 31, 2011, the Company completed the acquisition of Sybaris Group, LLC (“Sybaris”), a luxury hospitality service provider and facility management company. The acquisition of Sybaris allows the Company to grow more rapidly and leverage the scalability of its business model. In connection with the acquisition of Sybaris, the Company changed its Revenue Management operating segment name to Support Services, Inc. (“Support Services”) and additionally Sybaris changed its name to Sybaris Group, Inc. and is included in the Support Services operating segment. In 2013 and 2012, the Company has completed several hospital outpatient departments (HOPDs) acquisitions that enhance its capabilities in existing markets and in new markets. Additionally, the Company acquired South Hampton Community Hospital in Dallas, Texas in December 2012.

As of December 31, 2013, the Company conducted operations through its wholly-owned subsidiaries, UGHS Hospitals, Inc., UGHS Ancillary Services, Inc., UGHS Management Services, Inc., UGHS Real Estate, Inc., UGHS Physician Services, Inc., UGHS Senior Living of Pearland, LLC, UGHS Senior Living of Port Lavaca, LLC, UGHS Senior Living of Knoxville, LLC, UGHS Autimis Billing, Inc., UGHS Autimis Coding, Inc. and Sybaris Group, Inc.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk primarily include accounts receivable. The Company’s concentration of credit risk with respect to accounts receivable is high due to Blue Cross Blue Shield of Texas comprising 16.6% of total accounts receivable. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2013 and 2012. The Company has a risk of incurring losses if such allowances are not adequate.

Accounts Receivable

Accounts receivable primarily consist of amounts due from third-party payors and patients. Receivables from government-related programs consist of Medicare and Medicaid. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions. Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients are generally reported at the Company’s gross charges. The Company evaluates these patients, after the patient’s medical condition is determined to be stable, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other governmental assistance programs. Accounts receivables are stated at estimated net realizable value. The breakdown of accounts receivable by payer classification as of December 31, 2013 and 2012 consists of the following:

	December 31,
	2013	2012
Commercial and managed care providers	75.9%	74.6%
Government-related programs	22.7%	23.5%
Self-pay patients	1.4%	1.9%

Total	100.0%	100.0%

Accounts receivable are based on gross patient receivables of $168,789,697 and $112,109,840, net of contractual adjustments of $110,868,664 and $70,298,242 as of December 31, 2013 and 2012, respectively. Additionally, the Company had other accounts receivable of $1,983,920 and $551,882 as of December 31, 2013 and 2012. The Company maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. The Company assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. At December 31, 2013 and 2012, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 1.4% and 1.9% of our accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals and to verify insurance coverage prior to a patient’s first outpatient visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we apply the collection rates to the gross accounts receivable amounts for the first 120 days for both inpatient and outpatient to determine the contractual adjustment, the remaining amount is assessed for collectability. As such, we then apply a graduated reserve to uncollectible accounts for greater than 121 days. This method is monitored based on our historical cash collections experience and other factors, including management’s plans related to collections. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables. The allowance for doubtful accounts was $36,802,691 and $21,422,475 as of December 31, 2013 and 2012, respectively.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The fair value of customer relationship, tradename and non-compete agreements were capitalized as of the acquisition date and subsequently amortized using a straight-line method to depreciation and amortization expense over their estimated period of use of five years. The Company recorded the developed software technology of Autimis as an allocation of purchase price based on the fair value. The software is amortized on a straight-line basis over the estimated 10 year life. The balance of the intangible asset, net of accumulated amortization of was $4,499,653 and $5,919,000 at December 31, 2013 and 2012, respectively. The amortization expense for intangible asset was $1,454,000 and $1,712,000 for the years ended December 31, 2013 and 2012, respectively. Future estimated amortization expense for the carrying amount of intangible assets as of December 31, 2013 is expected to be as follows:

2014	$1,454,000
2015	1,454,000
2016	1,454,000
2017	137,653

Debt Issuance Costs

Debt issuance costs are accounted for as a deferred charge and are amortized on a straight-line basis over the terms of the related financing agreements. The balance of the debt issuance costs, net of accumulated amortization of $2,709,980 and $1,425,533, is $440,135 and $1,724,582 at December 31, 2013 and 2012, respectively.

Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows.

The Company evaluates its long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, the Company calculates the amount of impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The estimates require the Company’s subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at its hospitals, depending on the circumstances. During 2013 and 2012, there were no changes in circumstances regarding the hospitals and equipment to indicate that the carrying amount of these assets may not be fully recoverable from estimated future undiscounted cash flows. Therefore, no such impairment was identified at December 31, 2013 and 2012.

Malpractice

The Company is covered by a claims-made general and professional liability insurance policy with a specified deductible per incident and excess coverage on a claims-made basis. Liability limits related to this policy in 2014 and 2013 is $1,000,000 per occurrence and $3,000,000 in aggregate. The Company has also purchase additional umbrella insurance coverage with an aggregate limit of $10,000,000. The Company uses a third-party administrator to review and analyze incidents that may result in a claim against the Company. In conjunction with the third-party administrator, incidents are assigned reserve amounts for the ultimate liability that may result from an asserted claim. Accrued professional claims are included in accounts payable and accrued expenses on the balance sheet and in management’s opinion provide an adequate reserve for loss contingencies.

Various claims and assertions have been made against the Company in its normal course of providing services. In addition, other claims may be asserted arising from services provided to patients in the past. In the opinion of management, adequate provision has been made for losses which may occur from such asserted and unasserted claims that are not covered by liability insurance.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the net amounts assigned to assets acquired and liabilities assumed. The Company recorded goodwill in conjunction with its 2013 and 2012 acquisitions and allocated amounts to each reporting unit. The Company had goodwill totaling $42,613,953 at December 31, 2013 and $39,271,829 at December 31, 2012. As required, the Company performs a goodwill impairment test at least annually or more frequently if there is an indication of impairment. The Company performed its annual goodwill impairment test in June 2013 for all of its identified reporting units.

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

The following tables presents the Company’s derivative liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

	December 31, 2013
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities:
Balance, December 31, 2012	$4,897,053	$—	$—	$4,897,053
Issuance of Preferred C Shares	5,237,600	—	—	5,237,600
Derivatives cease to exist	(11,637,078)	—	—	(11,637,078)
Change in fair market value derivatives	2,019,075	—	—	2,019,075

Balance, December 31, 2013	$516,650	$—	$—	$516,650

	December 31, 2012
	Balance	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other current liabilities:
Balance, December 31, 2011	$—	$—	$—	$—
Issuance of Preferred C Shares	7,320,474	—	—	7,320,474
Issuance of Consulting Warrants	341,440	—	—	341,440
Derivatives cease to exist	(7,702,031)	—	—	(7,702,031)
Change in fair market value derivatives	4,937,170	—	—	4,937,170

Balance, December 31, 2012	$4,897,053	$—	$—	$4,897,053

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

Series C Preferred Stock

As more fully described in Note 14, the Company issued Series C Preferred Stock, which is classified in temporary equity in accordance with ASC 480-10-S99-3A on the Consolidated Balance Sheets. The Series C Preferred Stock has redeemable features which are not in the Company’s control and therefore should not be included in permanent equity. The Series C Preferred Stock had similar characteristics of an “Increasing Rate Security” as described by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 5Q, Increasing Rate Preferred Stock. Discounts on the increasing rate preferred stock are amortized over the expected life of the preferred stock (4 years), by charging imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount at the time of issuance is computed as the present value of the difference between dividends that will be payable in future periods and the dividend amount for a corresponding number of periods, discounted at a market rate for dividend yield on comparable securities. The amortization in each period is the amount which, together with the stated dividend in the period, results in a constant rate of effective cost with regard to the carrying amount of the preferred stock.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

In 2013, the Company recognized $200,222 of EHR incentive income related to the Medicaid program and $1,032,670 of EHR incentive income related to the Medicare program. The recognized amount has been included in the “Other Income” in the consolidated statement of operations in the current year.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share is computed using the weighted average number of common shares and all potentially dilutive common share equivalents outstanding during the measurement period. For the years ended December 31, 2013 and 2012, 16,712,598 and 16,628,937, common shares attributable to Series C convertible preferred stock and 10,841,810 and 3,361,501Preferred C Warrants, respectively, would have been considered dilutive securities but were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive due to the net loss for the reported period.

The following table summarizes the components used to determine total diluted shares:

	Year Ended December 31,
	2013	2012
Net loss attributable to common shareholders	$(34,546,168)	$(3,420,330)
Less: Cash dividend-Convertible Preferred C Stock	(141,740)	(46,921)
Less: Accretion non-cash dividend-Convertible Preferred C Stock	(1,019,789)	(512,190)

Net loss attributable to common shareholders	$(35,707,697)	$(3,979,441)

Basic and diluted earnings (loss) per share data:
Basic and diluted weighted average shares outstanding	358,688,151	311,995,342
Basic and diluted loss per common share	$(0.10)	$(0.01)

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

Revenues related to the Company’s hospital segment consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less adjustments and discounts. Summary information for revenues for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Gross patient service revenues	$838,682,951	$484,367,882
Less estimated contractual adjustments and discounts	(674,747,216)	(372,183,344)

Revenues before provision for doubtful accounts	$163,935,735	$112,184,538
Provision for doubtful accounts	(26,392,248)	(10,384,706)

Net patient service revenues	$137,543,487	$101,799,832

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

The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1.0% at December 31, 2013 from its estimated reimbursement percentage, net revenues for the year ended December 31, 2013 and 2012, would have changed by approximately $3.6 million and $4.5 million, and net accounts receivable at December 31, 2013 and 2012 would have changed by approximately $0.5 million and $0.9 million, respectively.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The following table sets forth the revenues (after contractual adjustments and discounts) and percentages from major payor sources for the Company’s hospital segment during the periods indicated:

	Year Ended December 31,
	2013	Ratio	2012	Ratio
Commercial and managed care providers	$117,667,919	85.5%	$76,356,655	75.0%
Government-related programs	44,204,226	32.1	33,638,496	33.0
Self-pay patients	2,063,590	1.6	2,189,387	2.2

Revenues before provision for doubtful accounts	163,935,735	119.2	112,184,538	110.2
Provision for doubtful accounts	(26,392,248)	(19.2)	(10,384,706)	(10.2)

Net patitent service revenue less provision for doubtful accounts	$137,543,487	100.0%	$101,799,832	100.0%

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company plans to adopt ASU 2014-09 beginning January 1, 2017, and is currently assessing the potential effects of these changes to its consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company had a net loss attributable to the Company of $34,546,168 and net cash provided by operating activities of $9,129,133 for the year ended December 31, 2013 as compared to net loss of $3,420,330 and net cash provided by operating activities of $8,241,431 for the analogous period of 2012. However, the Company had negative working capital of $57,836,737 as of December 31, 2013 as compared to $41,797,619 as of December 31, 2012. Cash and cash equivalents were $1,708,898 at December 31, 2013 as compared to $1,188,230 at December 31, 2012. The negative working capital and relative low levels of cash and cash equivalents amounts, significant increase in operating expenses, and required past due payroll taxes and related interest and penalties and income tax payments raise substantial doubt concerning the Company’s ability to continue as a going concern for a reasonable period of time.

The Company is also currently working with certain vendors to extend payment terms. Further, management believes that the Company has additional opportunities to raise capital in the public markets and is in current negotiations with investors and banks to raise capital and secure additional financing.

There can be no assurance that the plans and actions proposed by management will be successful or that unforeseen circumstances will not require the Company to seek additional funding sources in the future or effectuate plans to conserve liquidity. In addition, there can be no assurance that in the event additional sources of funds are needed they will be available on acceptable terms, if at all. If we ultimately are unable to pay past due payroll taxes and related interest and penalties and income tax payments satisfactory to the IRS, then the IRS may force us to cease our operations. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 3 – ACQUISITIONS

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

The total purchase consideration for the Living Well Diagnostic Imaging Center was $991,904, consisting of, (i) $136,904 cash, (ii) a promissory note of $325,000 and (iii) assumption sellers debt $530,000. The considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $293,543, leasehold improvements of $299,509 and other assets of $16,904. The Company also agreed to assume accrued paid time off totaling $3,500. As a result, the Company recorded a goodwill balance of $385,448. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Texas Anesthesia and Pain Management Institute

On June 1, 2013, the Company acquired Texas Anesthesia and Pain Management Institute in Waxahachie, Texas. The Company operates under the name “UGHS Texas Anesthesia and Pain Management.” The purpose of the acquisition was to expand the Company’s regional network areas and increase market share.

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

Clint Foster & Associates

On October 1, 2013, the Company acquired four free-standing physical therapy and rehabilitation centers (the “Foster Centers”). The Company operates the centers as HOPDs of University General Hospital under the name “UGH Clint Foster & Associates. The purpose of the acquisition was to expand the Company’s regional network into the Houston surrounding areas and increase market share.

The total purchase consideration for the Foster Centers was $899,000, consisting of, (i) assumed $549,000 debt and (ii) a promissory note of $350,000. The considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $372,898 and assumed accrued paid time off totaling $22,878. As a result, the Company recorded a goodwill balance of $548,980. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

Texas Rehabilitation Institute.

On October 8, 2013, we acquired a physical therapy rehabilitation center (the “Physical Therapy Rehabilitation Center”) from Texas Spine Institute, LLP. We operate the Physical Therapy Rehabilitation Center as HOPD under the name “UGHD Texas Rehabilitation”. The purpose of the acquisition was to expand the Company’s regional network into the Dallas surrounding areas and increase market share.

The total purchase consideration for the Physical Therapy Rehabilitation Center was $275,000, consisting of, (i) $163,418 cash and (ii) assumed $111,582 debt. The considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $139,000 and assumed accrued paid time off totaling $8,736. As a result, the Company recorded a goodwill balance of $147,736. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

The Houston Spine and Rehabilitation Centers.

On November 26, 2013, we acquired a physical health services (the “Houston Spine and Rehabilitation Centers” from The Houston Spine and Rehabilitation Centers, P.A. We operate the Houston Spine and Rehabilitation Center as HOPS under the name “UGH Houston Spine and Rehabilitation Centers”.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The total purchase consideration for The Houston Spine and Rehabilitation Centers was $93,265 cash. The considerations paid for the acquired assets and the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date included fixed assets of $58,000 and intangible of $15,000. As a result, the Company recorded a goodwill balance of $20,265. The total purchase consideration was based upon a fair market valuation of the acquired assets determined by the Company.

In addition, the Company expensed transaction and acquisition-related costs of $50,000 for competing offers, which the seller agreed was for good and valuable consideration, not to solicit or accept any offers prior to the closing date to purchase any of the assets or acquire any of the equity interests in the seller’s business. These competing offers costs are included in general and administrative expenses on the Company’s consolidated statement of operations.

During 2013, the Company also completed other smaller acquisitions of physician services located in Houston Texas. The Company, in the aggregate, paid $250,000 in total consideration for these physician services centers.

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

The following is a summary of acquisitions completed by the Company during the year ended December 31, 2012:

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

Diagnostic Imaging and Physical Therapy

On June 1, 2012, the Company acquired a Diagnostic Imaging and Physical Therapy Centers (the “1960 Centers”) from 1960 Family Practice, PA., a multi-specialty group of physicians practicing in northern areas of Houston. The Company operates these centers as HOPDs of the Hospital segment under the names “UGH Diagnostic Imaging” and “UGH Physical Therapy.” The purpose of the acquisition was to expand the Company’s regional network into the northern areas of metropolitan Houston and increase market share. The total purchase consideration for the 1960 Centers was $7,142,950.

Kingwood Diagnostic and Rehabilitation Center

On July 30, 2012, through wholly-owned subsidiaries, the Company acquired diagnostic imaging, physical therapy and sleep centers (the “Kingwood Centers”) from Management Affiliates of Northeast Houston, LLC, a Kingwood, Texas-based health service operations company. The Company operates the Kingwood Centers as HOPDs of the Hospital segment under the name “UGH Kingwood Diagnostic and Rehabilitation Center.” This acquisition contributed to the expansion of the Company’s regional network in the north Houston metropolitan area. The total purchase consideration for the Kingwood Centers was $344,163.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Baytown Diagnostic Imaging and Sleep Evaluation Centers

On November 27, 2012, the Company acquired a Diagnostic Imaging and a Sleep Evaluation Center (the “Baytown Centers”) from Jacinto Medical Group, PA. The Company operates these centers as HOPDs of UGH under the names “UGH Baytown Imaging” and “UGH Baytown Sleep.” The purpose of the acquisitions was to expand UGH’s regional network into the east areas of metropolitan Houston and increase market share. The total purchase consideration for the Diagnostic Imaging Center was $1,421,129.

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The following table summarizes the consideration paid for the South Hampton Community Hospital acquired assets and the final acquisition accounting for the fair values of the assets recognized and liabilities assumed in the Consolidated Balance Sheets at the acquisition date.

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

Summary of Unaudited Pro-forma Information

The unaudited pro-forma information below for the years ended December 31, 2013 and 2012 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2012. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	2013	2012
Revenues	$166,628,710	$141,129,337
Income (loss) from operations	(15,987,753)	15,636,742
Net loss attributable to the Company	(33,529,548)	(6,971,640)
Basic loss per share	(0.09)	(0.02)
Diluted loss per share	(0.09)	(0.02)
Net loss attributable to common shareholders	(34,691,076)	(7,530,751)
Basic loss per share	(0.10)	(0.02)
Diluted loss per share	(0.10)	(0.02)

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 4 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, leasehold improvements, computer equipment and software and related accumulated depreciation and amortization are summarized as follows at December 31, 2013 and 2012:

	December 31,
	2013	2012
Land and improvements	$3,830,435	$3,812,879
Buildings and improvements	68,663,220	66,473,597
Fixtures and equipment	45,454,839	40,786,887
Leasehold improvements	23,259,600	22,248,186
Computer equipment and software	7,355,596	4,949,639

	148,563,690	138,271,188
Less: accumulated depreciation and amortization	49,679,778	41,305,299

Total	$98,883,912	$96,965,889

Depreciation expense during the years ended December 31, 2013 and 2012 was $8,550,303 and $6,043,104, respectively.

NOTE 5 – GOODWILL

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

The changes in the carrying amount of goodwill by reportable segment for the two years ended December 31, 2013 and 2012 were as follows:

	Hospital	Senior Living	Suport Services	Total
Balance at January 1, 2012	$—	$15,277,990	$6,921,884	$22,199,874
Acquisitions	17,071,955	—	—	17,071,955
Purchase price adjustments	—	—	—	—

Balance at December 31, 2012	17,071,955	15,277,990	6,921,884	39,271,829
Acquisitions	3,450,461	—	—	3,450,461
Purchase price adjustments	(108,337)	—	—	(108,337)

Balance at December 31, 2013	20,414,079	15,277,990	6,921,884	42,613,953

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31,
	2013	2012
Accrued property taxes	740,661	$465,287
Accrued salary and vacation	5,185,378	3,431,290
Self-insurance liability	3,353,841	644,296
Accrued legal fees and liabilities	1,053,838	2,366,343
Accrued third party payor liabilities	5,349,812	1,944,474
Accrued interest	1,035,250	724,429
Accrued penalty fees	1,120,864	317,836
Accrued audit fees	746,940	1,597,000
Other	2,693,444	447,634

	$21,280,028	$11,938,589

NOTE 7 – DEBT OBLIGATIONS

Line of Credit

On September 28, 2012, the Company entered into a Credit and Security Agreement for a $15.0 million secured revolving credit facility (the “Revolving Credit Facility”) that matures on September 28, 2015. The Revolving Credit Facility includes an additional amount of revolving loan commitment feature to increase the size of the facility to $25.0 million. In June 2013, the secured revolving credit facility increased to $22.5 million. Borrowings under the Revolving Credit Facility are limited to the availability under a borrowing base that is determined principally on eligible account receivable as defined by the Revolving Credit Facility agreement. The daily interest rates under the Revolving Credit Facility are determined by a LIBOR rate plus an applicable margin, as set forth in the Revolving Credit Facility agreement. All of the Company’s assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility is used by the Company to provide financing for working capital, capital expenditures and other general corporate purposes, as well as to support its outstanding indebtedness requirements. The Revolving Credit Facility contains certain affirmative covenants, negative covenants and financial covenants including restrictions on the payment of dividends, as set forth in the Revolving Credit Facility Agreement. The Revolving Credit Facility agreement included unused line fee of 0.5% per annum. Excess borrowing availability under the Revolving Credit Facility at December 31, 2013 was $2,427,074. At December 31, 2013, the Company was in compliance with all of the financials debt covenants of the Revolving Credit Facility and expects to remain in compliance during the year 2014. The interest rate on outstanding borrowings and average daily borrowings under the Revolving Credit Facility were 4.5% and $346,777, respectively. The Company had an outstanding balance on its Revolving Credit Facility as of December 31, 2013 of $20,072,926.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Notes Payable

The Company’s third party notes payable consisted of the following:

	December 31,
	2013	2012
Note payable, maturing on January 28, 2014, interest rate at 6.0% at December 31, 2013	$247,436	$347,513
Notes payable, maturing on June 26, 2013, interest rate at 18%	—	3,000,000
Note payable, due May 2014 interest rate at 6.0% at December 31 2013	4,844,918	2,740,643
Subordinated promissory notes issued in connection with TrinityCare acquisition, maturing on June 30, 2013, interest rates at 6.0% at December 31, 2013	2,005,830	2,569,231
Note payable, maturing on June 30, 2013, interest rate at 3.51%	—	885,882
Notes payable $1 million and $2 million, maturing in January and March 2014 , interest rates at 14.5% and 14.7% at December 31, 2013	3,000,000	3,000,000
Note payable, maturing on September 1, 2013, interest rate at 7.0%	—	4,000,000
Note payable, maturing on November 29, 2013, interest rate at 4.25% at December 31, 2013	196,821	481,530
Notes payable, maturing on November 30, 2013, interest rate at 5.0%	—	784,663
Note payable, maturing on December 31, 2013, interest rate at 6.5%	—	1,767,126
Mortgage payable to Citizens National Bank of Sevierville, maturing on January 13, 2014, interest rate at 6.5% at June 30, 2013. Refinanced with Lancaster Pollard, maturing on September 1, 2048, interest rate at 4.23% at December 31, 2013	6,195,508	5,621,506
Mortgage payable to Trustmark National Bank, maturing on January 31, 2014, interest rate at 5.0% at December 31, 2013	3,949,311	4,489,311
Note payable, maturing on July 15, 2014, interest rate at 5.0% at December 31, 2013	4,755,750	5,315,250
Note payable, maturing on September 9, 2014, interest rate at 3.25% at December 31, 2013	500,000	—
Note payable, maturing on June 15, 2015, interest rate at 5.0% at December 31, 2013	624,556	—
Notes payable, maturing in January 2014 and September 2016, interest rates at 0% and 5% at December 31, 2013	862,976	—
Notes payable, maturing in September 2013 and October 2014, interest rates at 3.37% at December 31, 2013	1,425,948	—
Note payable to a shareholder, maturing in October 1, 2017, interest rate at 2.43%, with a discount of $42,340 at December 31, 2013	859,435	1,075,726
Notes payable, maturing on June 1, 2015 and April 9, 2022, interest rate at 5.0% and 7.47% at December 31, 2013	1,061,990	—
Notes payable, maturing on January 5, 2023, interest rate at 4.25% at December 31, 2013	27,897,938	28,500,000
Subordinated promissory notes, maturing in 2028, interest rate at 15.0% at December 31, 2013	400,000	700,000
Mortgage payable to Davis-Penn Mortgage Company, maturing on June 1, 2043, interest rate of 5.75% at March 31, 2013.	6,343,571	6,098,818
Refinanced with Lancaster Pollard, maturing on June 17, 2048, interest rate at 3.92% at December 31, 2013
Note payable to a shareholder, due on demand, interest rates ranging from 0.0% to 15.0%	—	339,000
Various notes payable, due on various dates, bearing interest ranging from 0% to 10.5%, at December 31, 2013	851,761	1,320,966

Total debt	$66,023,749	$73,037,165
Less: current portion	(24,369,226)	(26,089,305)

Total debt, less current portion	$41,654,523	$46,947,860

In 2006, the Company entered into a $9,000,000 construction loan with Amegy Bank. Advances under this loan were originally scheduled to mature on March 27, 2007. This loan is secured by the Company’s accounts receivable, contract rights, general intangibles instruments, cash and cash equivalents and all other asset accounts. The loan contains various terms and conditions, including operational and financial restrictions and limitations, and affirmative covenants. The covenants include financial covenants measured on a quarterly basis which require the Company to maintain maximum leverage and minimum fixed charge ratios as defined in the loan agreement. In June 2011, the Company and Amegy Bank agreed to extend the terms of the loan to January 15, 2012 and subsequently extended to April 15, 2012, bearing interest rate at 6.0%, modified the monthly payments of the note payable and provided a waiver to the Company for violations of financial covenants. As of May 10, 2012, the Company and Amegy Bank agreed to extend the term of the line of credit from April 15, 2012 to September 15, 2012, then subsequently extended to December 31, 2013, and modified the interest rate to 6.5%. The Company paid off the outstanding loan in 2013. At December 31, 2012, the total outstanding balance of these notes was $1,767,126.

In November 2006, the Company entered into a $1,000,000 promissory note with a financial institution, bearing interest at the fixed rate of 3.25% and due on demand. The note was modified on January 8, 2007 requiring monthly payments of interest only. In June 2012, the note was modified to require paying interest rate of 4.25% and payable on November 29, 2013. The Company agreed to pay these regular monthly payments of all accrued unpaid interest assessed on the outstanding principal balance due as of each payment date. At December 31, 2013 and 2012, the amount outstanding on this note was $196,821 and $481,530, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

On September 15, 2011, the Company entered into a settlement of litigation with Siemens Medical Solutions. As the final settlement in May 2014, the Company is obligated to pay Siemens an aggregate of $4,844,918, due May 2014, bears interest rate of 5.0% until paid. As of December 31, 2013 and 2012, the outstanding balance was $4,844,918 and $2,740,643.

On May 31, 2012, the Company entered into a $2,000,000 promissory note and on October 11, 2012 the Company entered into another $1,000,000 promissory note with Northwest Anesthesia and Pain, P.A. (“NWAP”). In lieu of cash interest on the principal balance of these notes, NWAP received interest in the form of an aggregate of 2,000,000 shares of the Company’s common stock on May 31, 2012 and 450,000 shares of the Company’s common stock on October 1, 2012, $0.001 par value per share of the Company, which were equivalent to 22.3% and 25.8% per annum. These notes are payable on July 31, 2013 and June 30, 2013. On September 24, 2013, the Company and NWAP agreed to extend the term of the $2,000,000 and $1,000,000 notes to March 15, 2014 and January 15, 2014. In lieu of cash interest on the principal balance on these notes, the Company issued 671,875 common shares, $0.001 par value per share of the Company, which were equivalent to 14.5% and 14.7% per annum. At December 31, 2013 and 2012, the amount outstanding on these notes was $3,000,000.

In October 2011 Sigma Opportunity Fund, LLC (the “Service Provider”) purchased 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $200,000 in cash. In addition, The Service Provider agreed to finance the acquisition of TrinityCare and provide funds for the retirement of certain debts of the Company which yielded a favorable settlement for the Company. The financing agreement entered into was a $2,000,000 note purchase agreement with the Service Provider on October 27, 2011. The note purchase agreement is securitized by 100% of the assets of the Company. Advances under this note purchase agreement mature April 27, 2012, and bear interest rate at 18.0% per annum. Principal is payable on the maturity date, but under certain conditions may be extended. The note purchase agreement contains certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. At December 27, 2011, $2,000,000 was outstanding under the note purchase agreement. The Company has paid this note purchase agreement in full as of May 3, 2012. On September 28, 2012 the Company entered into a second $1,000,000 note purchase agreement with the Service Provider to purchase 625,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $162,500 in cash. On December 27, 2012, the Company entered into a third $2,000,000 note purchase agreement with the Service Provider to purchase 650,000 shares of common stock, par value $0.001 per share, of the Company for an aggregate purchase price of $208,000 in cash. Advances under the second and third notes purchase agreements mature on February 8, 2013 and June 26, 2013, and bear interest rate at 12.0% and 18.0% per annum. The notes purchase agreements are securitized by 100% of the assets of the Company. The total principal is payable on the maturity date, but under certain conditions may be extended. The notes purchase agreements contain certain covenants including limitations on certain indebtedness, limitations on asset sales and liquidations and limitations on certain issuances. The Company paid off the outstanding balance of the loan in 2013. At December 31, 2012, the amount outstanding on these notes was $3,000,000.

On September 28, 2012, the Company entered into a secured term loan with an original principal amount of $4,000,000 with MidCap Financial, LLC, bearing interest at 7.0% and over a period of nine months beginning on January 1, 2013. The purpose of this term loan is to pay UGH’s payroll tax delinquencies to the Internal Revenue Service. The Company paid off the loan in 2013. At December 31, 2012, the outstanding balance on this loan was $4,000,000.

In connection with the UGH Diagnostic Imaging and UGH Physical Therapy acquisition, the Company entered into a promissory note of $6,714,000 with sellers on June 1, 2012. The promissory note bears an interest rate of 5.0% and is payable on July 15, 2013. At December 31, 2013 and 2012, the amount outstanding on this note was $4,755,750 and $5,315,250.

In connection with the TrinityCare acquisition, the Company entered into subordinated promissory notes of $2,815,089 with sellers in June 2011. The promissory notes bear interest rate of 6.0% and are payable over two years. At December 31, 2013 and 2012, the amount outstanding on these notes was $2,005,830 and $2,569,231, respectively. In addition, the Company assumed three mortgage notes totaling $17,463,982 at the acquisition date. The mortgage notes bear interest rate ranging from 5.0% to 6.5%. In August 2012, the Company and the financial institutions agreed to extend the terms of two mortgage notes for an additional 18 months, which matured in January 2014. The Company engaged Lancaster Pollard Mortgage Company to refinance two mortgage notes using the United States Department of Housing and Urban Development (“HUD”) Section 232 for terms up to 35 years, bearing interest rates at 3.92% and 4.23%. As of December 31, 2013 and 2012, the total outstanding on these notes was $16,488,390 and $16,209,635, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

In 2008, UGH LP entered into Subscription Agreements with certain partners, pursuant to which UGH LP sold to the partners in the aggregate of nine units (9) of limited partner interests for $900,000 of the Partnership’s 15.0% Subordinated Promissory Notes due 2028. As of December 31, 2013 and 2012 the total outstanding balance of these notes was $400,000 and $700,000.

On June 30, 2012, the Company entered into two new notes with a financial institution in the amount of $1,100,363, bearing interest rate of 3.51%. The purpose of these finance agreements is to purchase general liability and malpractice insurance policies for the Company. At December 31, 2013 and 2012, the outstanding balance was $0 and $885,882, respectively.

In connection with the UGH Kingwood Diagnostic and Rehabilitation Center acquisition, the Company assumed four promissory notes totaling $1,230,569 from the sellers on July 30, 2012. The promissory notes bear interest rates ranging from 0.0% to 9.0% and will be repaid with monthly installments which will be maturing from September 15, 2012 to April 12, 2016. At December 31, 2013 and 2012, the total amount outstanding on these notes was $0 and $372,501, respectively.

In connection with the UGH Baytown Sleep and Diagnostic Imaging Centers acquisitions, the Company entered into two promissory notes of $97,760 and $686,903 with sellers on November 27, 2012. The promissory notes bear interest rate at 5.0% and will be repaid with monthly installments beginning January 15, 2013, which will be maturing on November 30, 2013. At December 31, 2013 and 2012, the total amount outstanding on these notes was $0 and $784,663, respectively.

In connection with the UGHS Dallas Hospitals Inc. acquisition on December 14, 2012, the Company entered into a $28.5 million installment balloon promissory note (the “Purchase Promissory Note”) with First National Bank. The purchase promissory note bears a fixed interest rate at 4.25% per annum, monthly principal and interest payments amortized on a 20-year basis, and a maturity date is ten years from the date of issuance. The interest rate after maturity shall be 18% per annum. The purchase promissory note is secured by 100% stock, real property, inventory and equipment of UGHS Dallas Hospitals, Inc., all as set forth in the loan agreement. The loan contains various terms and conditions, including operational and financial restrictions and limitations, affirmative and negative covenants, all as set forth in the loan agreement. At December 31, 2013 and 2012, the total amount outstanding on these notes was $27,897,938 and $28,500,000, respectively.

In connection with the UGHS Texas Anesthesia and Pain Management acquisition on June 1, 2013, the Company entered into an $800,000 promissory note with the seller. The promissory note bears interest rate at 5.0% per annum. This note has a term of 24 months and matures on June 15, 2015. At December 31, 2013, the outstanding amount on this note was $624,556.

In connection with the Living Well Diagnostic Imagining LLC acquisition on May 10, 2013, the Company entered into a promissory note of $325,000 with the seller. The promissory note bears interest rate at 5.0% per annum. This note has a term of 24 months and matures on June 1, 2015. At December 31, 2013, the outstanding amount on this note was $233,535. In addition, the Company assumed a $530,000 of seller’s debt. This loan has a nine year of a ten year term loan, bears interest rate at 7.47% per annum. At December 31, 2013, the outstanding amount on this note was $497,194.

In connection with the Waxahachie Surgery Pavilion LP acquisition on July 1, 2013, the Company entered into a promissory note of $350,000 with the seller. The promissory note bears interest rate at 5.0% per annum. This note has a term of 12 months and matures on July 1, 2014. At December 31, 2013, the outstanding amount on this note was $350,000.

In connection with the Clint Foster Centers acquisition on October 1, 2013, the Company entered into a promissory note of $350,000 with the seller. The promissory note bears interest rate at 5.0% per annum. This note has a term of three months and matures on January 1, 2014. At December 31, 2013, the outstanding amount on this note was $350,000. In addition, the Company assumed a $549,000 of seller’s debt. This loan has a three-year term, with 0% interest. At December 31, 2013, the outstanding amount on this note was $512,976.

The Company recognized total interest expense on its line of credit and all notes payable of $3,905,445 and $2,776,726 for the years ended December 31, 2013 and 2012, respectively. The Company accrued interest payable of $1,058,001 and $619,610 as of December 31, 2013 and 2012, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Total principal payment obligations relating to the Company’s third party notes payable for the next five years and thereafter are as follows:

Principal
Payments
2014	$24,369,226
2015	1,907,461
2016	1,713,768
2017	1,706,330
2018	1,513,047
Thereafter	34,813,917

Total	$66,023,749

NOTE 8 – LEASE OBLIGATIONS

Capital Leases

The Company has eleven capital lease obligations with six financing companies and collateralized by underlying assets. The total aggregate net book value of the assets capitalized under these capital lease obligations was $24,247,975 at December 31, 2013. These capital lease obligations have stated interest rates ranging from 3.6% to 15.3%, are payable 0 to 271 monthly installments, and mature between January 9, 2013 and July 30, 2036. As of December 31, 2013 and 2012, the Company had capital lease obligations of $31,929,442 and $31,755,291, respectively. The interest expense related to the capital lease obligation was $2,182,798 and $2,277,904 for the years ended December 31, 2013 and 2012, respectively.

Future minimum annual payments, together with the present value of the minimum lease payments under capital leases at December 31, 2013, are summarized as follows:

	Minimum
	Leases		Principal
	Payments	Less: Interest	Payments
2014	$2,995,750	$2,135,887	$859,863
2015	2,750,429	2,073,904	676,525
2016	2,773,905	2,030,109	743,796
2017	2,574,383	1,971,721	602,662
2018	2,497,583	1,934,070	563,513
Thereafter	49,821,641	21,338,557	28,483,084

Total minimum lease payments	$63,413,691	$31,484,248	$31,929,443
Less current portion	(2,995,750)	(2,135,887)	(859,863)

Long-term portion	$60,417,941	$29,348,361	$31,069,580

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Operating Leases

The Company leases medical office buildings, land, its corporate headquarters and equipment under operating lease agreements expiring on various dates through 2055. Such leases generally contain renewal options and require that the Company pay for utilities, taxes and maintenance expense. Rent expense for operating leases for 2013 and 2012 was $5,691,904 and $2,582,583, respectively. Minimum rental commitments on long-term, non-cancelable operating leases at December 31, 2013 are as follows:

Commitments
2014	$3,610,269
2015	3,571,493
2016	3,111,596
2017	3,092,972
2018	2,769,982
Thereafter	16,152,805

Total	$32,309,117

NOTE 9 – RELATED PARTY TRANSACTIONS

Payables to Related Parties

Payables to related parties include advances from employees and amounts due to affiliates for services rendered consisted of the following:

	December 31,
	2013	2012
Interest on notes payable to shareholders	$1,334,073	$1,200,546
Payable to Sybaris	797,657	932,507

Total payables to related parties	$2,131,730	$2,133,053

Related Party Costs and Expenses

The following table summarizes related party costs and expenses that are reflected in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
	2013	2012
Interest expense	$131,277	$2,289,287
General and administrative expense	2,327,050	1,921,501
Amortization expense	—	685,162

Total	$2,458,327	$4,895,950

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

On December 31, 2011, the Company acquired certain assets and assumed certain of liabilities of Sybaris. All accounts receivable of Sybaris were specifically excluded from the acquisition and a majority of the accounts receivable balance is owed by the Company. The Company believes the terms of the transaction between Sybaris and the Company are fair, reasonable and reflects fair market value. At December 31, 2013 and 2012, the Company had related party payables to Sybaris of $797,657 and $932,507, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Other Related Party Transactions

A certain shareholder of the Company organized Sigma Consulting LLC (“Sigma”), a Texas limited liability company, as a service company. Sigma provided information technology consulting services to UGH LP, and for the years ended December 31, 2013 and 2012, UGH LP incurred total service expenses of $333,939 and $403,908, respectively, which were recorded as general and administrative expenses in the Consolidated Statements of Operations. The Company believes that these payments to Sigma are fair and reasonable for services rendered.

Following the acquisition of Autimis, the Company employed Brandon Griffin, Ryan Griffin and Jordan Griffin (collectively the “Griffins”) to manage daily operations of these entities. Each of the Griffins is a son of Michael Griffin, our Chief Financial Officer. Brandon Griffin is President and Chief Executive Officer of UGHS Autimis Billing Inc. and UGHS Autimis Coding Inc., each of which companies are our wholly-owned subsidiaries (the “Autimis Companies”). Ryan Griffin is Chief Operating Officer of each of the Autimis Companies. Jordan Griffin is Chief Information Officer of each of the Autimis Companies. The Griffins developed the technology infrastructure of Autimis including the Autimis Revenaid Practice Management System, which increases the collections and efficiency of our hospital systems. Our revenue cycle management capabilities under the leadership of the Griffins, give us important competitive advantages over other hospital systems. The total aggregate compensation paid by the Company for the Griffin’s respective services during 2013 and 2012 were $842,066 and $657,189, respectively.

Certain subsidiaries of the Company have engaged Black Mountain Construction Co. Inc. (“Black Mountain”) as general contractor for various construction projects at the Company’s healthcare facilities. Dr. Chahadeh is a director and a 20% owner of Black Mountain and has executed a personal guarantee of Black Mountain’s credit facility. Dr. Chahadeh’s interest in Black Mountain originated in 2011 when he decided to provide seed capital and credit support to the founders of Black Mountain in order to finance its initial operations. His interest has not generated positive personal returns on his investment. In 2013 and 2012, the Company paid Black Mountain $1,937,225 and $1,390,000, respectively for the Company’s construction projects for which Black Mountain was the general contractor. The Company capitalized the amount paid to Black Mountain as construction costs.

UGHS Senior Living of Pearland, LLC, a wholly owned subsidiary of the Company (“Pearland Senior Living”), has engaged Somnio Solutions to provide food service to its Pearland, Texas senior living community. Somnio Solutions is owned by Kyle Sapaugh, the son of Donald W. Sapaugh, the President of the Company. Pearland Senior Living pays Somnio Solutions approximately $35,000 per month for food, supplies salaries and other expenses. The Company believes that these payments to Somnio Solutions are fair and reasonable for services rendered.

UGH LP has engaged Management Affiliates of Northeast Houston, LLC (“Management Northeast”) to provide skills and supervision to develop and manage the UGH Kingwood Diagnostic and Rehabilitation Center. Randall Butler is a president and the owner of Management Northeast. Randall Butler is Chief Executive Officer of UGHS Physician Services, Inc. The total aggregate management fees paid by the Company for Management Northeast’s respective services during 2013 and 2012 were $1,490,379 and $380,000, respectively

Notes Payable to Related Parties

On October 5, 2006, the Company entered into a $2,000,000 loan agreement with Dr. Spiegel, bearing interest at a rate of 10.0%, and which is due on demand. Dr. Spiegel beneficially owns more than ten percent (10%) of the Company’s common stock. The purpose of this loan agreement is to support the Company’s working capital. As of December 31, 2013 and 2012, the outstanding balance on this loan agreement was $965,946 and $1,620,946, respectively.

In addition, the Company has two Trinity notes payable to a shareholder, which are due on demand and non-interest bearing notes. As of December 31, 2013 and 2012, the outstanding balance on this loan agreement was $199,927 and $232,434, respectively.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 10 – BENEFIT PLAN

The Company has a contributory 401(k) savings plan (the “401(k) Plan”) covering all full and part-time employees after 30 days of service, who are age 21 or older. Under the 401(k) Plan, participants may contribute up to 100% of their qualifying earnings on a pre-tax basis, and up to the Internal Revenue Service mandated limit. The Company currently matches 50% of each participant’s pre-tax contributions, limited up to 3% of each participant’s compensation under the Plan. The Company may make discretionary matching contributions during the year. The Company’s matching contributions expense for the 401(k) Plan was $124,406 in 2013. The Company did not provide matching contribution in 2012.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

In addition to national enforcement initiatives, federal and state investigations have addressed a wide variety of routine health care operations such as: cost reporting and billing practices, including for Medicare outliers; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. The Company engages in many of these routine health care operations and other activities that could be the subject of governmental investigations or inquiries. For example, the Company has significant Medicare and Medicaid billings, numerous financial arrangements with physicians who are referral sources to the Company hospitals, and joint venture arrangements involving physician investors. Certain of the Company individual facilities have received, and other facilities may receive, government inquiries from, and may be subject to investigation by, federal and state agencies. Any additional investigations of the Company, its executives or managers could result in liabilities or penalties to the Company, as well as adverse publicity.

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

On October 11, 2011, the trial court entered judgment against UGH LP for approximately $2,900,000, including $2,100,000 in lost profits, and $107,000 in attorneys’ fees. The judgment also awarded additional amounts for pre-judgment and post-judgment interest. UGH LP and APS appealed the judgment. On April 2, 2013, the Fourteenth Court of Appeals reformed the judgment to (1) delete the award of $900,000.00 in lost profits as a result of UGH LP’s breach of the PSA and (2) delete the award of $1,200,000.00 in lost profits as a result of APS’s breach of the CSA. As of April 4, 2013, the total amount of the reformed judgment, inclusive of all prejudgment and post-judgment interest and attorneys’ fees, was approximately $1,080,072.63, with interest accruing at the rate of $299.91 per day on the damages, and at a rate of $15.39 per day on the attorneys’ fees. As of December 31, 2013, the Company has reserved $1,053,838 which is inclusive of all pre-judgment and post-judgment interest and attorney’s fees. The Company has been paid outstanding balance in full in May 2014.

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

On May 30, 2014, the trial court entered a judgment awarding Siemens $3,577,333 in actual damages for breach of the Settlement Agreement, $536,306 in pre-judgment interest and $731,279 in attorney fees and other judgment collections. As of December 31, 2013, Company accrued this unpaid amount of $4,844,918 in the Consolidated Balance Sheets as a note payable (see Note 7).

The Company intends to appeal the trial court’s ruling on the breach of the Settlement Agreement entered into on May 30, 2014.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Internal Revenue Service

The Company currently owes the IRS past due payroll taxes and related interest and penalties. Until paid in full, statutory penalties and interest will continue to accrue. The Company has engaged special counsel to handle this matter and intends to fully satisfy its tax obligations and is seeking long-term financing in this regard. At December 31, 2013 and December 31, 2012, the Company accrued $5,852,673 and $1,610,836, respectively, in the Consolidated Balance Sheets.

NOTE 12 – DERIVATIVES

The table summarizes the Company’s derivative instruments:

	Preferred C	Preferred C	Consulting
	Shares	Warrants	Warrants	Total
Balance, January 1, 2012	$—	$—	$—	$—
Issuance of Preferred C Shares	3,691,036	3,629,438	—	7,320,474
Issuance of Consulting Warrants	—	—	341,440	341,440
Derivatives cease to exist ( a)	(1,873,194)	(5,828,837)	—	(7,702,031)
Change in fair value	2,637,216	2,199,399	100,555	4,937,170

Balance, December 31, 2012	$4,455,058	$—	$441,995	$4,897,053
Issuance of Preferred C Shares	5,237,599	—	—	5,237,599
Derivatives cease to exist ( a)	(11,637,078)	—	—	(11,637,078)
Change in fair value	1,944,421	—	74,655	2,019,076

Balance, December 31, 2013	$—	$—	$516,650	$516,650

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Preferred C Shares
	Shares/Warrants	Consulting Warrants
Risk-free rate	0.36%-0.82%	0.36%-0.78%
Expected volatility	100%-117%	100%-123%
Expected life	3.08-5.00 years	3.34-5.00 years

The following table summarizes derivative warrants outstanding and exercisable as at December 31, 2013:

		Weighted Average
Issuance	Number of Shares	Exercise Price
Preferred C Shares
Consulting Warrants (b)	1,605,818	$0.14

(a)	Derivatives cease to exist

In 2012, several Series C Preferred Shareholders converted 1,325 shares of Series C Preferred Stock into 6,518,701 shares of the Company’s common stock. As of the date of conversion, the Company reclassified the fair value of the derivative liability to additional paid in capital as the derivative ceased to exist.

In 2012, 13,618,184 warrants were cashless exercised into 9,414,998 shares of the Company’s common stock. As of the date of conversion, the Company reclassified the fair value of the derivative liability to additional paid in capital as the derivative ceased to exist.

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

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Maturity Date	Issue Date	December 31, 2013
May 2, 2012	605,818	$0.14	May 1, 2017	$88,470	$192,650
September 28, 2012	1,000,000	0.14	September 27, 2017	252,970	324,000

	1,605,818			$341,440	$516,650

NOTE 13 – EQUITY

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

On January 15, 2013, the Company issued an aggregate of 10,100,000 shares of its Common Stock to members of its senior management team as discretionary bonus compensation for their performance for prior years. Effective December 31, 2013, the Company’s Board of Directors has determined that it is the best interest of the Company to rescind the issuances of 9,600,000 shares and cause each of the Key Managers to forfeit the shares issued to them in 2013, except Kelly Reidel, Chief Administrative Officer of the Company, who passed away October 1, 2013. As a result, the Company reversed compensation expense of $3,819,600 on December 31, 2013.

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

On July 1, 2013, the Company and Sigma Opportunity Fund II, LLC (“Sigma”) entered into a purchase agreement, pursuant to which Sigma acquired 500,000 shares of Common Stock for a purchase price of $0.62 per share. The purchase agreement was executed contemporaneously with an agreement to extend the maturity date of Sigma’s $2,000,000 promissory note.

On July 29, 2013, the Company and 683 Capital Management LLC (“Capital Management”) and Rock Hill Global LLC (“Rock Hill”) entered into a purchase agreement, pursuant to which Capital Management and Rock Hill acquired 3,829,787 and 851,064 shares of Common Stock for a purchase price of $0.47 per share. The Company used these proceeds to pay certain outstanding loan balances.

On September 6, 2013, the Company issued an aggregate of 327,660 shares of its Common Stock to TriPoint Global Equities, LLC and SBAR Capital Management, LLC pursuant to that certain Advisory Agreement dated as of September 25, 2012 between the Company and TriPoint Global Equities, LLC and SBAR Capital Management, LLC.

On September 24, 2013, the Company issued an aggregate of 671,875 shares of its common stock, valued at $262,032, to Northwest Anesthesia and Pain, P.A. in exchange for cash interest on the principal balances of two promissory notes.

On November 5, 2013, the Company issued an aggregate of 375,000 shares of its common stock, valued at $195,000, to certain persons as compensation for services rendered by such persons related to the development of the Company’s health delivery network in the Dallas, Texas market.

On December 26, 2013, the Company issued an aggregated of 2,500,000 shares of its common stock, valued at $850,000, to certain shareholders of Series C Preferred Stock in consideration for their agreements to consent to certain agreements to the Certification of Designation applicable to the Series C Stock.

In 2013, the Company issued 14,250,294 common shares upon conversion of 2,896 shares of Series C Preferred Stock.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

In 2013, the Company issued 6,194,015 warrants were exercised through net share settlement resulting in the issuance of 3,370,328 common shares.

Series B Preferred Stock

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

NOTE 14 – SERIES C PREFERRED STOCK AND WARRANTS

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

The holders of the Preferred Shares are entitled to receive cumulative dividends at a rate per share of 8% per annum until October 31, 2013, increasing to 16% per annum from November 1, 2013 until January 31, 2014, further increasing to 20% per annum from February 1, 2014 until April 30, 2014 and finally increasing to 25% per annum thereafter, payable quarterly on February 1, May 1, August 1 and November 1, beginning on May 1, 2012. In the event if funds are not legally available for the payment of dividends, then, at the election of such holder, such dividends shall accrue to the next dividend payment date or shall be accreted to, and increase, the outstanding value of the Preferred Share. In addition, dividends are subject to late fees payment. Any dividends that are not paid within three trading days following a dividend payment date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18.0% per annum or the lesser rate permitted by applicable law which shall accrue daily from the dividend payment date through and including the date of actual payment in full. On November 1, 2013, the Board declared and paid a quarterly cash dividend of $65,013. In the current year, the Company has paid cash dividends totaling $163,345. At December 31, 2013, the Company accrued $141,740 of the dividend. In addition, the Company has recorded the accretion non-cash dividend for the increasing variable dividend rate for the years ended December 31, 2013 and 2012 in the amount of $1,019,789 and $512,190, respectively.

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

In 2012, the Company incurred approximately $356,000 of direct costs including warrants issued to the Company placement agents as part of their compensation for the transaction. The expenses were recorded as a contra temporary preferred stock account and are being accreted to expense over the expected maturity of the preferred stock.

In 2013, the total greenshoe exercises was $2,600,000. In addition, the Company has received the total greenshoe exercise in 2012 of $374,181. Each Preferred Share initially convertible into approximately 4,545 shares of the Company’s Common Stock (the “Conversion Shares”) and each warrant initially purchase up to approximately 4,545 shares of the Company’s Common Stock (the “Warrants”) at $0.24, are exercisable at any time, and expire on May 2, 2017.

In 2012, 1,325 of Preferred Shares were converted to the Company’s common shares, resulting in the issuance of 6,518,701 common shares.

In 2013, 2,896 of Series C Preferred Stock were converted to the Company’s common shares, resulting in the issuance of 14,250,295 common shares.

As of December 31, 2013, there were 3,396 shares of Company’s Preferred Shares outstanding and the maximum number of the Company’s common shares could be required to be issued is approximately 16,713,000.

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

At December 31, 2013, warrants were outstanding to purchase up to 17,475,548 of the Company’s common shares. During 2013, 6,194,015 of these warrants were exercised through net share settlement resulting in the issuance of 3,370,328 common shares.

NOTE 15 – GAIN ON EXTINGUISHMENT OF LIABILITIES

The Company settled certain accounts payable with vendors, and reduced the accounts payable owed to those vendors. In addition, the Company also settled certain debt obligations with debt holders and reduced principal balance, accrued interest, taxes and penalties due on promissory notes that have been extinguished in accordance with the statute of limitations. For the year ended December 31, 2012, the Company recognized a gain on extinguishment of liabilities of $3,644,068. The Company evaluated the classification of these gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of liabilities” within income from continuing operations in the accompanying Income Statements for the years ended December 31, 2012 and 2012. The Company did not have gain on extinguishment of liabilities in 2013.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

NOTE 16 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).

The Company files separate federal income tax returns for each of its subsidiaries and combined Texas state tax returns in 2013 and 2012.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012
Current
Federal	$2,080,821	$11,478,026
State	710,332	478,051

Total current tax provision (benefit)	2,791,153	11,956,077
Deferred
Federal	2,478,899	(7,391,882)
State	—	—

Total deferred tax provision (benefit)	2,478,899	(7,356,167)

Total provision for income taxes	$5,270,052	$4,564,195

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Current deferred tax assets
Accrued compensated absences	$485,597	$302,741
Accrued expenses	271,761	557,918
Bad debt reserve	2,492,340	1,982,666
Earned resident fees	140,045	83,596

	3,389,743	2,926,921
Valuation allowance	(2,243,385)	(1,197,771)

Total current deferred tax assets	$1,146,358	$1,729,150

Non-current deferred tax assets
Net operating loss carry-forwards	$4,834,354	$3,338,538
Investment in partnerships	16,379,627	12,255,276
Warrants	51,648	81,160

	21,265,629	15,674,974
Valuation allowance	(13,711,205)	(6,411,272)

Total non-current deferred tax assets	$7,554,424	$9,263,702

Deferred tax liabilities:
Non-current deferred tax liabilities
Difference in amortization basis of intangibles	$(247,596)	$(282,078)
Difference in depreciable basis of property	(8,543,529)	(8,322,219)

Total non-current deferred tax liabilities	$(8,791,125)	$(8,604,297)

Net non-current deferred tax (liabilities) assets	$(1,236,701)	$659,405

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets depends upon generating sufficient future taxable income during the period in which the Company’s temporary differences become deductible for tax purposes. Based upon this assessment, the Company must evaluate the need for, and amount of, valuation allowances against the Company’s existing deferred tax assets. To the extent that facts and circumstances change in the future, adjustments to the valuation allowances may be required. In the years ending December 31, 2013 and 2012, the Company provided a valuation allowance against a portion of the deferred tax assets existing as of the reporting date and the change in the valuation allowance between years was provided in the Company’s tax expense. The deferred tax assets at December 31, 2012 include the basis differences that existed as of the date of conversion of the partnerships to a C Corporation in 2011. In addition, the Company has reflected the increase in the valuation allowance of approximately $4 million for the deferred tax assets that existed at the date of the conversion of the Company’s status as a partnership to a C Corporation which were not given benefit in purchase accounting due to the realizability of the benefit of the deferred tax assets not meeting the more likely than not criteria.

In connection with the acquisition of UGHS Dallas Hospitals, Inc, the Company recorded deferred tax liabilities and additional goodwill of $4.9 million at the date of the acquisition, December 14, 2012.

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	Year Ended December 31,
	2013	2012
Book income	$(10,343,437)	$273,117
Meals and entertainment	98,025	28,227
Interest and Penalties	4,237,354	274,323
Valuation allowance	8,345,547	(1,284,911)
Texas state income tax	461,716	735,463
Change in derivative accruals	2,428,019	4,126,684
Other	42,828	411,292

Income tax expense	$5,270,052	$4,564,195

The Company has net operating loss carryforwards for income tax purposes of approximately $13.8 million which, if not utilized, will expire in varying amounts between 2031 and 2032. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize net operating loss carryforwards if it experiences an “ownership change”. In general terms, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our net operating loss carry-forwards would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused net operating loss carry-forwards in excess of the annual limitation may be carried over to later years. The Company may be subject to the limitations under Section 382 as it intends to complete additional acquisitions in 2014 and future years.

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

The Company is subject to a tax mandated by the State of Texas based on a defined calculation of gross margin (the “margin tax”). The margin tax is calculated by applying a tax rate to a base that considers both revenue and expenses and therefore has the characteristics of an income tax. As a result, the Company recorded $710,332 and $478,051 in state income tax expense for the years ended December 31, 2013 and 2012, respectively.

NOTE 17 – SEGMENT INFORMATION

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

University General Health System, Inc.

Notes to the Consolidated Financial Statements – (Continued)

The following table presents selected financial information for the Company’s operating segments:

	Year Ended December 31,
	2013	2012
Revenues
Hospital	$148,303,361	$102,764,871
Senior living	8,171,590	7,946,793
Support Services	19,399,376	9,809,509
Intersegment revenues	(11,885,341)	(7,297,915)

Total revenues	$163,988,986	$113,223,258

Depreciation and amortization
Hospital	$8,112,629	$6,136,810
Senior living	2,752,183	2,596,214
Support Services	611,503	482,689

Total depreciation and amortization	$11,476,315	$9,215,713

Operating income from operations
Hospital	$(14,345,510)	$19,581,998
Senior living	(1,136,960)	(406,164)
Support Services	(1,624,037)	(112,366)
Intersegment income	—	—

Total operating income	$(17,106,507)	$19,063,468

Capital expenditures
Hospital	$6,568,700	$5,494,933
Senior living	310,154	183,769
Support Services	407,691	171,354

Total capital expenditures	$7,286,545	$5,850,056

	December 31,
	2013	2012
Total segment assets
Hospital	$132,876,994	$124,237,686
Senior living	39,587,561	40,459,251
Support Services	10,800,708	10,143,625

Total assets	$183,265,263	$174,840,562